Form 10-Q
period 1996-06-30
NEW CF&I INC
filed 1996-08-09
CIK 1008915

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON DC  20549

                             FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996
                               -----------------------------------
                                 OR
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ---------------



                           NEW CF&I, INC.
        (Exact name of registrant as specified in its charter)

       Delaware                    02-20781             93-1086900
- ----------------------------------------------------------------------
(State or other             (Commission File Number)   (IRS Employer
 jurisdiction of                                        Identification
 incorporation or                                       Number)
 organization)

   1000 Broadway Building, Suite 2200, Portland, Oregon      97205
- ----------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

                           (503) 223-9228
- ----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                         CF&I STEEL, L.P.
     (Exact name of registrant as specified in its charter)

        Delaware            02-20779                    93-1103440
- ----------------------------------------------------------------------
(State or other         (Commission File Number)     (IRS Employer
 jurisdiction of                                      Identification
 incorporation or                                     Number)
 organization)

   1000 Broadway Building, Suite 2200, Portland, Oregon    97205
- ----------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

                          (503) 223-9228
- ----------------------------------------------------------------------
        (Registrant's telephone number, including area code)

- ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X   No
                                 ------   -----

                          NEW CF&I, INC.
                              INDEX


                                                                 Page
                                                                 ----
PART I.   FINANCIAL  INFORMATION

          Item 1.  Financial Statements - New CF&I, Inc.
                                          --------------

                   Consolidated Balance Sheets
                      June 30, 1996 (unaudited)
                      and December 31, 1995. . . . . . . . . .     2

                   Consolidated Statements of
                   Income (unaudited)
                      Three months and six months
                      ended June 30, 1996
                      and 1995 . . . . . . . . . . . . . . . .     3

                   Consolidated Statements of Cash Flows
                   (unaudited)
                      Six months ended June 30, 1996
                      and 1995  . . . . . . . . . . . . . . .      4

                   Notes to Consolidated Financial
                      Statements (unaudited). . . . . . . . .      5

                   Financial Statements - CF&I Steel, L.P.
                                          ----------------
                   Balance Sheets
                      June 30, 1996 (unaudited)
                      and December 31, 1995 . . . . . . . . .      6

                   Statements of Operations (unaudited)
                      Three months and six months
                      ended June 30, 1996
                      and 1995  . . . . . . . . . . . . . . .      7

                   Statements of Cash Flows (unaudited)
                      Six months ended June 30, 1996
                      and 1995  . . . . . . . . . . . . . . .      8

                   Notes to Financial
                      Statements (unaudited). . . . . . . . .      9

          Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . .  . .   10-12


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K. . . . .      13


          SIGNATURES    . . . . . . . . . . . . . . . . . . .     13

                          NEW CF&I, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                        June 30,
                                         1996             December 31,
                                      (Unaudited)             1995
                                      -----------         ------------
                       ASSETS
Current assets:
   Cash and cash equivalents            $      3             $      -
   Trade accounts receivable, net         43,767               45,904
   Inventories                            63,400               70,249
   Deferred tax asset                      5,007                5,007
   Other                                   7,075                1,056
                                        --------             --------
      Total current assets               119,252              122,216
                                        --------             --------

Property, plant and equipment:
   Land and improvements                   3,530                3,530
   Buildings                               6,043                5,867
   Machinery and equipment               198,149              188,726
   Construction in progress               37,660               31,586
                                        --------             --------
                                         245,382              229,709
                                        --------             --------
   Accumulated depreciation              (16,915)             (11,124)
                                        --------             --------
                                         228,467              218,585
                                        --------             --------

Excess of cost over net
   assets acquired                        37,472               37,983
Other assets                              13,221               13,484
                                        --------             --------
                                        $398,412             $392,268
                                        ========             ========
                     LIABILITIES
Current liabilities:
   Current portion of long-term debt    $  6,201             $  4,576
   Accounts payable                       42,780               53,867
   Accrued expenses                       22,775               16,269
                                        --------             --------
      Total current liabilities           71,756               74,712
   Long-term debt                         47,760               50,666
   Long-term debt -
      Oregon Steel Mills, Inc.           188,600              181,750
   Other deferred liabilities             33,266               34,157
   Deferred employee benefits              5,746                5,388
   Deferred income taxes                   4,823                    -
                                        --------             --------
                                         351,951              346,673
                                        --------             --------
Minority interests                           522                  587
                                        --------             --------
Redeemable common stock                   21,840               21,840
                                        --------             --------


                 STOCKHOLDERS' EQUITY

Common stock                                   1                    1
Additional paid-in capital                16,604               16,603
Retained earnings                          7,494                6,564
                                        --------             --------
                                          24,099               23,168
                                        --------             --------
                                        $398,412             $392,268
                                        ========             ========

         The accompanying notes are an integral part of the consolidated financial statements.

                                               NEW CF&I, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands)
                                                (Unaudited)


                                                        Three Months Ended             Six Months Ended
                                                            June 30,                        June 30,
                                                    ------------------------         -----------------------
                                                       1996           1995              1996         1995
                                                    ---------      ---------         ---------     ---------
Sales                                               $ 92,258       $ 62,137          $204,901      $149,824

Costs and expenses:
   Cost of sales                                      85,496         50,566           184,975       132,247
   Selling, general and
      administrative expenses                          4,614          4,446             9,521         8,805
   Profit participation                                    -            449               275           449
                                                    --------       --------          --------      --------
      Operating income                                 2,148          6,676            10,130         8,323

Other income (expense):
   Interest and dividend income                            9              9                19            31
   Interest expense                                   (4,612)        (2,138)           (9,194)       (3,897)
   Minority interest                                     173           (186)               56          (117)
   Other, net                                            570             57               570            46
                                                    --------       --------          --------      --------
      Income (loss) before income taxes               (1,712)         4,418             1,581         4,386
   Income tax benefit (expense)                          743         (1,849)             (651)       (1,958)
                                                    --------       --------          --------      --------
      Net income (loss)                             $   (969)      $  2,569          $    930       $ 2,428
                                                    ========       ========          ========      ========

























                    The accompanying notes are an integral part of the financial statements.

                                                       3

                                                NEW CF&I, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                       1996           1995
                                                                                    ---------       ---------
Cash flows from operating activities:
   Net income                                                                       $    930        $  2,428
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                 6,325           2,968
         Deferred income taxes                                                           465           1,134
         Minority interest                                                               (64)            117
         Other, net                                                                     (570)            346
         Changes in current assets and liabilities, net                                9,044          12,182
                                                                                   ---------        --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                          16,130          19,175
                                                                                   ---------        --------

Cash flows from investing activities:
   Additions to property, plant and equipment                                        (21,385)        (27,896)
   Proceeds from disposal of property, plant and equipment                               594              69
   Other, net                                                                           (905)           (402)
                                                                                   ---------        --------
   NET CASH USED BY INVESTING ACTIVITIES                                             (21,696)        (28,229)
                                                                                   ---------        --------

Cash flows from financing activities:
   Borrowings from Oregon Steel Mills, Inc.                                          102,750          69,500
   Payments to Oregon Steel Mills, Inc.                                              (95,900)        (58,500)
   Payment of long-term debt                                                          (1,281)         (2,418)
                                                                                   ---------        --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                           5,569           8,582
                                                                                   ---------        --------

Net increase (decrease) in cash and cash equivalents                                       3            (472)
Cash and cash equivalents at beginning of period                                           -             480
                                                                                   ---------        --------
Cash and cash equivalents at end of period                                         $       3        $      8
                                                                                   =========        ========

Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest                                                                     $   9,154         $  7,839
     Income taxes paid to parent company                                                338               10

Non-Cash Investing and Financing Activities:
   At June 30, 1996 and 1995, the Company financed property, plant and equipment with accounts payable of $10.1 million and $8.7 million, respectively.










             The accompanying notes are an integral part of the consolidated financial statements.

                                                       4
/TABLE

                          NEW CF&I, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  Basis of Presentation
    ---------------------

    The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated upon consolidation. Certain previously reported amounts have been reclassified to conform with current period presentation.

    The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's Registration Statement on Form S-1 (No. 333-02355) for additional disclosures including a summary of significant accounting policies.

2.  Inventories
    -----------

    Inventories consist of:

                                    June 30,       December 31,
                                      1996             1995
                                   ----------      ------------
                                         (In thousands)

    Raw materials                   $ 18,169         $ 16,480
    Semi-finished product             18,496           25,816
    Finished product                  17,749           20,012
    Stores and operating supplies      8,986            7,941
                                    --------         --------
                                    $ 63,400         $ 70,249
                                    ========         ========

3.  Contingencies
    -------------

    ENVIRONMENTAL.    The Company owns a 95.2 percent interest in CF&I
    Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1996, CF&I has a reserve of $35.2 million, of which $33.3 million is classified as non-current in other deferred liabilities in the consolidated balance sheet.

    GUARANTEES. On June 19, 1996, Oregon Steel Mills, Inc. ("Oregon Steel") completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 (the "Notes"). The Company has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company.

    In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company, and also guaranteed by the Company.

4.  Commitments
    -----------

    During 1996 the Company continued construction of various capital improvement projects at its Pueblo, Colorado steel mill.
    Commitments for expenditures related to the completion of these projects were $17.5 million at June 30, 1996.

                          CF&I STEEL, L.P.
                           BALANCE SHEETS
                           (In thousands)


                                     June 30,
                                       1996            December 31,
                                    (Unaudited)            1995
                                    -----------        -----------
                          ASSETS
Current assets:
   Cash and cash equivalents         $       -          $       -
   Trade accounts receivable, net       43,321             45,533
   Inventories                          63,270             70,087
   Other                                 1,407                971
                                     ---------          ---------
      Total current assets             107,998            116,591
                                     ---------          ---------

Property, plant and equipment:
   Land and improvements                 3,525              3,525
   Buildings                             5,936              5,760
   Machinery and equipment             196,023            186,626
   Construction in progress             37,660             31,586
                                     ---------          ---------
                                       243,144            227,497
   Accumulated depreciation            (16,252)           (10,569)
                                     ---------          ---------
                                       226,892            216,928
                                     ---------          ---------

Excess of cost over net assets
  acquired                              37,472             37,983
Other assets                            13,221             12,317
                                     ---------          ---------
                                     $ 385,583          $ 383,819
                                     =========          =========
                       LIABILITIES
Current liabilities:
   Current portion of
      long-term debt                 $   6,201          $   4,576
   Accounts payable                     45,056             55,601
   Accrued expenses                     22,129             15,652
                                     ---------          ---------
      Total current liabilities         73,386             75,829
Long-term debt                          47,760             50,666
Long-term debt -
   Oregon Steel Mills, Inc.            188,600            181,750
Long-term debt - New CF&I, Inc.         17,400             16,800
Other deferred liabilities              33,266             34,157
Deferred employee benefits               5,746              5,388
                                     ---------          ---------
                                       366,158            364,590
                                     ---------          ---------
                    PARTNERS' EQUITY


Limited partner                            522                587
General partner                         18,903             18,642
                                     ---------          ---------
                                        19,425             19,229
                                     ---------          ---------
                                     $ 385,583          $ 383,819
                                     =========          =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                               CF&I STEEL, L.P.
                                          STATEMENTS OF OPERATIONS
                                               (in thousands)
                                                (Unaudited)


                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                      ----------------------              -----------------------
                                                          1996       1995                   1996          1995
                                                      ----------   ---------              ----------    ---------
Sales                                                  $ 91,041    $ 61,454                $202,520     $148,754

Costs and expenses:
   Cost of sales                                         84,601      50,165                 183,251      131,702
   Selling, general and
      administrative expenses                             4,476       4,328                   9,252        8,561
   Profit participation                                       -         449                     275          449
                                                       --------    --------                --------     --------
      Operating income                                    1,964       6,512                   9,742        8,042

Other income (expense):
   Interest and dividend income                               9           8                      19           17
   Interest expense                                      (4,998)     (2,546)                 (9,961)      (4,693)
   Other, net                                               570          57                     570           46
                                                       --------    --------                --------     --------
      Net income (loss)                                $ (2,455)   $  4,031                $    370      $ 3,412
                                                       ========    ========                ========     ========


























                  The accompanying notes are an integral part of the consolidated financial statements.

                                                       7
/TABLE

                                                CF&I STEEL, L.P.
                                           STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                   (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                      1996            1995
                                                                                   ---------       ---------
Cash flows from operating activities:
   Net income                                                                      $    370        $  3,412
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                6,217           2,824
         Other, net                                                                    (570)            346
         Changes in current assets and liabilities, net                               9,650          12,588
                                                                                  ---------        --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                         15,667          19,170
                                                                                  ---------        --------

Cash flows from investing activities:
   Additions to property, plant and equipment                                       (21,359)        (27,895)
   Proceeds from disposal of property, plant and equipment                              594              69
   Other, net                                                                          (905)           (402)
                                                                                  ---------        --------
   NET CASH USED BY INVESTING ACTIVITIES                                            (21,670)        (28,228)
                                                                                  ---------        --------

Cash flows from financing activities:
   Borrowings from related parties                                                  103,350          69,500
   Payments to related parties                                                      (95,900)        (58,500)
   Payment of long-term debt                                                         (1,281)         (2,418)
   Partner distributions                                                              (166)              -
                                                                                  ---------        --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                          6,003           8,582
                                                                                  ---------        --------

Net increase (decrease) in cash and cash equivalents                                      -            (476)
Cash and cash equivalents at beginning of year                                            -             481
                                                                                  ---------        --------
Cash and cash equivalents at end of year                                          $       -        $      5
                                                                                  =========        ========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                                                    $   9,154        $  7,839

Non-Cash Investing and Financing Activities:
   At June 30, 1996 and 1995, the Company financed property, plant and equipment with accounts payable of $10.1 million and $8.7 million, respectively.

















             The accompanying notes are an integral part of the consolidated financial statements.

                                                       8

                           CF&I STEEL, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

1.   Basis of Presentation
     ---------------------

     The financial statements include the accounts of CF&I Steel, L.P. (the "Partnership"). Certain previously reported amounts have been reclassified to conform with current period presentation.

     The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Partnership's Registration Statement on Form S-1 (No. 333-02355-1) for additional disclosures including a summary of significant accounting policies.

2.   Inventories
     -----------

     Inventories consist of:

                                      June 30,        December 31,
                                        1996              1995
                                    -----------       ------------
                                          (In thousands)

      Raw materials                     $18,169           $16,480
      Semi-finished product              18,496            25,816
      Finished product                   17,749            20,012
      Stores and operating supplies       8,856             7,779
                                        -------           -------
                                        $63,270           $70,087
                                        =======           =======

3.   Contingencies
     -------------

     ENVIRONMENTAL. The Partnership acquired certain assets from CF&I Steel Corporation in 1993 and established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to the Partnership which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1996, the Partnership has a reserve of $35.2 million, of which $33.3 million is classified as non-current in other deferred liabilities in the balance sheet.

     GUARANTEES. On June 19, 1996, Oregon Steel Mills, Inc. ("Oregon Steel") completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 (the "Notes"). The Partnership has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by substantially all the property, plant and equipment and certain other assets of the Partnership.

     In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Partnership, and also guaranteed by the Partnership.

4.   Commitments
     -----------

     During 1996 the Partnership continued construction of various capital improvement projects at its Pueblo, Colorado steel mill. Commitments for expenditures related to the completion of these projects were $17.5 million at June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------

     The following information contains forward-looking statements which involve certain risks and uncertainties. Actual results and events may differ significantly from those discussed in the forward-looking statements.

     The New CF&I, Inc. (the "Company") consolidated financial statements include the accounts of CF&I Steel, L.P. (the "Partnership"), a 95.2 percent owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended June 30, 1995 and 1996 and the six months ended June 30, 1995 and 1996, sales of the Partnership were 98.9 percent, 98.7 percent, 99.3 percent, and 98.8 percent, respectively, of the consolidated sales of the Company. For the three months ended June 30, 1995 and 1996 and the six months ended June 30, 1995 and 1996, cost of sales of the Partnership were 99.2 percent, 99.0 percent, 99.6 percent, and 99.1 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
- ---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                                          Three Months Ended,           Six Months Ended,
                                                               June 30                      June 30
                                                          -------------------         --------------------
                                                            1996       1995             1996        1995
                                                          --------   --------         --------    --------
Tonnage sold:
    Rail                                                   61,600     64,300          156,800     142,900
    Rod/Bar/Wire                                          104,100     17,200          216,800     101,900
    Seamless Pipe                                          34,000     25,300           74,600      54,200
    Semi-finished                                          14,000          -           21,100           -
                                                          -------    -------          -------     -------
       Total                                              213,700    106,800          469,300     299,000
                                                          =======    =======          =======     =======

Sales (in thousands):                                     $92,258    $62,137         $204,901    $149,824

Average selling price per ton:                               $432       $545(FN1)        $437        $488(FN1)

(FN1) Excludes insurance proceeds of approximately $4 million received in the second quarter of 1995 as reimbursement of lost profits resulting from lost production and start-up delays caused by an explosion that occurred during the third quarter of 1994.

- --------------------------

     Sales increased 48.5 percent to $92.3 million in the second quarter of 1996 and increased 36.8 percent to $204.9 million for the first six months of 1996. Shipments increased 100.1 percent to 213,700 tons in the second quarter of 1996 and increased 57 percent to 469,300 tons in the first six months of 1996. The increase in sales and shipments primarily was due to increased shipments of rod and bar and semifinished products in 1996. Rod and bar shipments were 89,300 and 186,300 tons during the three and six month periods ended June 30, 1996, compared to 1,800 and 70,000 tons in the corresponding 1995 periods. Rod and bar sales of $19.3 million and shipments of 58,100 tons were capitalized during the second quarter of 1995 when the rod and bar mill was in its pre-operational phase. Semifinished shipments were 14,000 and 21,100 tons during the three and six month periods ended June 30, 1996, compared to none and 500 tons in the corresponding 1995 periods.

     Selling prices decreased $113 to $432 per ton for the second quarter of 1996 and decreased $51 to $437 per ton for the first six months of 1996. The decrease in average selling price was due to increased sales of rod and bar and semifinished products in 1996. Rod and bar and semifinished products have significantly lower selling prices than other CF&I products. Of the $30.1 million sales increase in the second quarter of

1996, $58.2 million was the result of volume increases offset by $24.1 million resulting from lower average selling prices. An additional decline of $4 million was from proceeds of an insurance settlement in 1995 not recurring in 1996. Of the $55.1 million sales increase for the first six months of 1996, $83 million was the result of volume increases offset by $23.9 million resulting from lower average selling prices and $4 million from the 1995 insurance settlement not recurring in 1996.

     Gross profit for the three month and six month periods ended June 30, 1996 was 7.3 and 9.7 percent, respectively, compared to 18.6 and
11.7 percent for the corresponding 1995 periods. The gross profit decline in 1996 compared to 1995 was due to the 1995 insurance proceeds of $4 million. Gross profit was also negatively impacted by higher costs and reduced shipments due to an outage of the ladle refining furnace as a result of a mechanical failure which reduced gross profits by approximately $1.6 million in the second quarter of 1996.

     During July 1996, the Company installed a planned upgrade of the rod and bar mill. During the installation, the rod and bar mill was not in operation for seven days. Production for the month of July was reduced by approximately 10,000 tons from what normally would have been produced, which is expected to adversely affect the results of operation of the Company for the third quarter of 1996. In addition the Company's results of operations for the six months ended June 30, 1996 were favorably affected by strong shipments of rail and seamless pipe products. Rail shipments are expected to decline in the second half of 1996, and this decline, together with the need to adjust further the product mix, including rod and bar product mix, is expected to adversely affect the Company's results of operations for the second half of 1996 compared to the first half of 1996.

     Selling, general and administrative expenses for the three months and the six months ended June 30, 1996 increased $169,000 and $716,000, respectively, from the corresponding periods in 1995. The increase was primarily due to increased shipping expenses resulting from increased tons shipped in 1996.

     There was no profit participation expense for the second quarter of 1996 and $275,000 for the six months ended June 30, 1996. Profit participation expense for the second quarter and six months ended June 30, 1995 was $449,000. The decreased expense is a result of decreased profits.

     Total interest cost for the three months and six months ended June 30, 1996 was $4.6 million and $9.2 million, respectively, compared to $2.1 million and $3.9 million for the corresponding periods in 1995. The higher interest cost primarily is the result of additional debt incurred to fund the capital expenditure programs. Capitalized interest for the three and six month periods ended June 30, 1996 was $800,000 and $1.4 million, respectively, compared to $2.1 million and $4.3 million for the corresponding 1995 periods.

     The Company's effective income tax rate was a benefit of 43 percent for the quarter ended June 30, 1996 and an expense of 41 percent for the six months ended June 30, 1996. The effective income tax rates for the same periods in 1995 were 42 percent and 45 percent. The effective tax rates in 1995 and 1996 varied from the combined state and federal statutory rates due to differences in the deductibility of certain miscellaneous business expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations for the six months ended June 30, 1996 was $16.1 million compared to $19.2 million in the corresponding 1995 period. The major items affecting this $3.1 million decrease were a lower net income ($1.5 million) and a lower decrease in inventories ($7 million). These cash uses were partially offset by increased depreciation and amortization ($3.4 million) and a decrease in accounts receivable ($3.1 million).

     Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through loans from Oregon Steel. As of June 30, 1996, $188.6 million of aggregate principal amount of these loans was outstanding, all of which was classified as long-term. The loans are in the form of notes which are due on demand or, if no demand is made, due in the years 2002 through 2004. Interest on the principal amount of the loans is based on Oregon Steel's long-term bond rate and payable monthly. Because these loans from Oregon Steel are due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although no repayments are expected in 1996, may in any event demand repayment of these loans at any time.
If Oregon Steel were to demand repayment of these loans, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay these loans or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

     Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over 10 years with interest at 9.5 percent. As of March 31, 1996, the outstanding balance on the debt was $54.0 million, of which $47.8 million was classified as long-term debt.

     On June 19, 1996, Oregon Steel completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 (the "Notes"). The Company and the Partnership have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and the Partnership.


     The Company expects that anticipated needs for working capital and the capital expenditure program will be met from funds generated from operations and available borrowings from Oregon Steel.

     CAPITAL EXPENDITURES. During the first six months of 1996, the Company expended approximately $14.3 million, excluding capitalized interest, on its capital program.

PART II  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

                4.1 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as Issuer, Chemical Bank, as Trustee, and New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, with respect to 11% First Mortgage Notes due 2003 (the "Notes").
               10.0 Amended and Restated Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions, as the Lenders, First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders, the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and First Interstate Bank of Oregon, N.A. and the Bank of Nova Scotia, as the Managing Agents for the Lenders.
               27.1   Financial Data Schedule - New CF&I, Inc.
               27.2   Financial Data Schedule - CF&I Steel, L.P.

           (b)  Reports on Form 8-K

                On July 26, 1996, the Company and the Partnership filed Form 8-Ks in which the Company and the Partnership dismissed their independent accountants, Coopers & Lybrand, L.L.P, as of July 25, 1996. On July 31, 1996, Form 8-K/As were filed with the response letters of Coopers & Lybrand, L.L.P.

                On August 1, 1996, the Company and the Partnership filed Form 8-Ks in which the Company and the Partnership engaged Price Waterhouse L.L.P. as independent accountants as of July 25, 1996.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW CF&I, INC.


Date:   August 8, 1996              /s/ L. Ray Adams
                              -------------------------------
                                       L. Ray Adams
                               Vice President of Finance and
                                  Chief Financial Officer




                                       CF&I STEEL, L.P.
                                     By:  New CF&I, Inc.
                                       General Partner



Date:  August 8, 1996                  /s/ L. Ray Adams
                                  ------------------------------
                                        L. Ray Adams
                                  Vice President of Finance and
                                    Chief Financial Officer
                                       New CF&I, Inc.