Form 10-K
period 1996-12-31
NEW CF&I INC
filed 1997-03-18
CIK 1008915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                 NEW CF&I, INC.
          (Exact name of registrant as specified in its charter)
          Delaware                       02-20781              93-1086900
-------------------------------------------------------------------------------
(State or other jurisdiction of   (Commission File Number)    (IRS Employer
 incorporation or organization)                           Identification Number)

   1000 Broadway Building, Suite 2200, Portland, Oregon          97205
-------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)
                                 (503) 223-9228
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)
             Delaware                   02-20779              93-1103440
-------------------------------------------------------------------------------
(State or other jurisdiction of  (Commission File Number)     (IRS Employer
 incorporation or organization)                          Identification Number)

   1000 Broadway Building, Suite 2200, Portland, Oregon         97205
-------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)
                                 (503) 223-9228
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     Title of each class                  Name of exchange on which registered
     -------------------                  ------------------------------------
     Guarantees of 11% First                    New York Stock Exchange
     Mortgage Notes due 2003

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes  X   No
                                                                  ---     ---

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                 Not Applicable

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1997:

                                 NEW CF&I, INC.
                                 --------------

      COMMON STOCK, $1 PAR VALUE                           200
      --------------------------            --------------------------------
            (Title of Class)                  (Number of shares outstanding)
                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for Oregon Steel Mills, Inc. Annual Meeting of Stockholders to be held April 29, 1997 is incorporated by reference into Part III of this report.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----
PART I

ITEM 1.           BUSINESS...............................................  1
                      General............................................  1

                      Capital Improvement Program........................  1
                      Products...........................................  2
                      Raw Materials .....................................  3
                      Marketing and Customers............................  3
                      Competition and Other Market Factors...............  4
                      Environmental Matters..............................  5
                      Employees..........................................  6

ITEM 2.           PROPERTIES.............................................  6

ITEM 3.           LEGAL PROCEEDINGS......................................  7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....  7
                      Executive Officers of the Registrant...............  7

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS......................... 8

ITEM 6.           SELECTED FINANCIAL DATA................................. 8

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS....... 9

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............ 15

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE............................... 42

PART III

ITEMS 10          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.               AND EXECUTIVE COMPENSATION......................... 43

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT..................................... 45

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 45

PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K................................ 46

                                     PART I

ITEM 1.  BUSINESS

GENERAL

       New CF&I, Inc. ("Company") was incorporated in the State of Delaware on May 5, 1992. On March 3, 1993, the Company acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P., a Delaware limited partnership ("CF&I"). The remaining 4.8 percent interest is owned by the Pension Benefit Guaranty Corporation. The Company purchased the railroad business assets and CF&I purchased substantially all of the steelmaking, fabricating, and metals assets of CF&I Steel Corporation for $113.1 million. These assets are located in Pueblo, Colorado ("Pueblo Mill"). The Pueblo Mill is a steel minimill which produces long-length, standard and head-hardened steel rails, seamless oil country tubular goods ("seamless pipe"), wire, rod, and bar products. The Pueblo Mill has melting capacity of approximately 1.2 million tons and finishing capacity of approximately 1.2 million tons.

       In August of 1994, the Company sold a 10 percent equity interest in the Company to a wholly-owned subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. The Company received a cash payment of $16.8 million in connection with that transaction. In November 1995, Oregon Steel Mills, Inc. ("Oregon Steel") sold a 3 percent equity interest in the Company to two companies of the Nissho Iwai Group ("Nissho Iwai"), a Japanese trading company. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by CF&I and Oregon Steel. Oregon Steel owns the remaining 87 percent of the Company.

CAPITAL IMPROVEMENT PROGRAM

       As part of its strategy in acquiring CF&I in March 1993, the Company anticipated making significant capital additions to the Pueblo Mill. Shortly after its acquisition in 1993, the Company began a series of major capital improvements at the Pueblo Mill designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rod and bar products. With the installation of in-line rail head-hardening capability in 1996, all capital improvements are now complete. The primary components of the capital improvements at the Pueblo Mill are outlined below.

      STEELMAKING. The Company has installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods which allow the Company to cast directly into blooms. As a result, the Company estimates that it has expanded the steelmaking capacity at the Pueblo Mill to approximately 1.2 million tons of hot metal annually from approximately 900,000 tons of hot metal annually at the time of acquisition.

      ROD AND BAR MILL. At the time of the acquisition of CF&I, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities which resulted in significant costs as the Company shifted production between them in response to market conditions. In the third quarter of 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high-speed rod train capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility has a capacity of approximately 600,000 tons per year. These improvements should enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes which the Company believes are preferred by many of its customers.

      RAIL MANUFACTURING. At the time of the Company's acquisition of CF&I, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996 the Company enhanced its existing 450,000 tons of annual railmaking capacity through the addition of equipment capable of producing DHH rail. Rail produced using this technology is considered by many rail customers to be more durable and higher quality rail than that produced with former techniques. As a result of these improvements, the Company believes it can provide a functionally superior, higher margin product.

PRODUCTS

       The following chart identifies the Company's principal products and the primary markets for those products.

                           Products                   Markets
                           --------                   -------

                           Rail                       Rail transportation

                           Wire rod                   Durable goods
                                                      Capital equipment

                           Bar products               Construction
                                                      Durable goods
                                                      Capital equipment

                           Wire products              Agriculture
                                                      Construction

                           Seamless pipe              Oil and gas producers
                                                      Gas transmission



       The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                                TONS SHIPPED
                                 -----------------------------------------------
              PRODUCT                  1996              1995            1994
                                 ----------------------------------------------

     Rail                             287,700           240,700         250,500
     Rod, Bar and Wire                392,600           271,300         379,300
     Seamless Pipe                    151,200           116,100         130,000
     Semifinished                      61,700            12,100           5,800
                                      -------           -------         -------
            Total Company             893,200           640,200         765,600
                                      =======           =======         =======


       RAIL. The Company produces conventional, premium and head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two rail manufacturers in the United States. Rails are manufactured in the five most popular rail weights (115 lb/yard through 136 lb/yard), in 39 and 80 foot lengths as well as quarter mile welded strings. The primary customers for the Pueblo Mill's rail are the major western railroads. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened and other premium rail. The installation of the in-line head-hardening process was completed in the third quarter of 1996. In-line head-hardened rail is produced through a proprietary finishing technology. The Company has licensed the technology (known as deep head-hardened or DHH technology) from Nippon in connection with Nippon's investment in the Company. In 1996 the Company produced approximately 23,500 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce up to 450,000 tons (the capacity of the rail facility) of head-hardened product. Rail produced using the improved in-line technology is considered by many rail customers to be more durable and of higher quality than rail produced with existing off-line techniques.

       ROD PRODUCTS. The Company historically produced a narrow range of generally low-carbon rod products at the Pueblo Mill in diameters ranging primarily from 7/32" to 9/16". The Company's rod products were sold principally to wire drawers in the midwestern and western states. Typical end uses included a variety of construction and agricultural applications such as nails, bailing wire and chain-link and woven wire fencing.

       The Company's new rod and bar mill has enabled the Company to increase its rod product offerings. With the old rod and bar mills, the Company was limited to a 1,100 pound coil size. With the new rod and bar mill, the Company is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow the Company to manufacture rods up to 1" in diameter and, over time, the Company expects to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope, tire bead and tire cord.

       BAR PRODUCTS. Historically, most of the bar products sold by the Company have been various grades of concrete reinforcing bar, ranging from 3/8" to 1-3/8" in diameter. With the new rod and bar mill, the Company expects to manufacture a broader assortment of higher margin bar products, including merchant quality bar for use in machinery and equipment and small structural uses and special quality bar for cold drawing, hand tools and other forged applications.

       WIRE PRODUCTS. The Company draws wire and produces various wire products at its Pueblo Mill. These are principally low carbon wires for uses such as fencing, bailing wire and wire nails.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gases both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (2-3/8" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes both carbon and high quality, high strength (heat-treated) tubular products. The Company also sells semifinished seamless pipe (known as "green tubes") for processing and finishing by others.

RAW MATERIALS

       The Company's principal raw material for the Pueblo Mill is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, hot briquetted iron ("HBI") and pig iron (together "alternative metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternative metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternative metallics are subject to market forces largely beyond the control of the Company including demand by domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternative metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternative metallics prices.

       To reduce the effects of scrap price volatility and improve access to high-quality raw materials, the Company is seeking to decrease its dependence on steel scrap as an input for the production process by utilizing alternative metallics. The Company has successfully integrated alternative metallics into the production process as a low residual scrap substitute. The Company typically purchases alternative metallics on a contract basis (whereas scrap is typically purchased on the spot market), which limits the effects of price fluctuations experienced in the scrap market. To date, the Company has purchased substantially all of the HBI it has used from a single source, but it has no long-term contracts for material amounts of HBI, and there is no assurance that it will be able to obtain significant quantities of HBI in the future. Pig iron is purchased from a variety of international producers.

MARKETING AND CUSTOMERS

       Steel products are sold by the Company principally through its own sales organization. In addition to selling to customers who consume steel products directly, the Company sells steel products to steel service centers, distributors, processors and converters.


       The sales force is organized by product line. The Company has separate sales people for seamless pipe, rod and bar, rail and wire products. As of December 31, 1996, the Company employed 22 sales representatives. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1996, the Company derived 13.5 percent of its sales from one customer. Except for contracts entered into from time to time to supply rail to significant projects, the Company does not have any significant ongoing contracts with customers to purchase steel products, and orders placed with the Company generally are cancelable by the customer prior to production.

       The Company does not have a general policy permitting return of purchase steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

       The business is generally not subject to significant seasonal trends. The Company does not have material contracts with the United States Government and does not have any contracts subject to renegotiation.

       The primary customers for the rail are the major western railroads. Rail is also sold directly to rail distributors, transit districts and short-line railroads. The Company believes its proximity to western rail markets benefits the Company's marketing efforts.

       Seamless pipe is sold primarily through distributors to a large number of oil exploration and production companies. Sales of standard and line pipe are made both through distributors and directly to oil and gas transmission and production companies. The market for the Company's seamless pipe product is primarily domestic and focused in the western and southwestern United States. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

       During 1996 the Company sold its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of its customers are regional, located within Colorado. Incremental costs for transportation limit the Company's ability to ship the product out of the region and surrounding states. Some merchant and special bar quality product was also shipped during 1996, as the new rod and bar facility has provided the ability to provide certain new products.

       The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility.

       Sales of wire products are made to a large number and wide variety of customers in the western United States. The customers are primarily in the distribution of agricultural and construction products.

COMPETITION AND OTHER MARKET FACTORS

       The steel industry is cyclical in nature, and the domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity and other factors. The Company also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, construction, rail transportation, and agriculture, as these industries are significant markets for the Company's products.

       Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of the Company's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than the Company. In addition, a new minimill in Arizona and an upgraded minimill in Oregon are expected to commence production of rod and bar products in the near future. The Company expects increased competition as these competitors commence and increase production. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, may in the future exert downward pressure on prices for certain of the Company's products. There is no assurance that the Company will be able to compete effectively in the future.

       The majority of current rail requirements in the United States revolves around replacement rail for existing rail lines. Imports have been a significant factor in the domestic premium rail market in recent years. The Company's capital expenditure program at CF&I provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies is the only other domestic rail producer.

       The Company's primary competitors in seamless pipe include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation, Lone Star Steel and North Star Steel.

       The competition in bar products include a group of minimills that have a geographical location close to the intermountain market. The Company's market for wire rod is considered to encompass the western United States. Domestic rod competitors include GS Technologies, North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire and Northwestern Steel & Wire. The Company's market for wire products is considered to be west of the Mississippi River. The Company's wire facilities are mainly suited to products for the agricultural and construction markets. Domestic wire competitors include Keystone Steel and Wire, Northwestern Steel and Wire, Davis Wire and Tree Island Steel.

ENVIRONMENTAL MATTERS

       The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, waste water, air emissions, toxic use reduction and hazardous material disposal. The Pueblo Mill is classified in the same manner as other similar steel mills in the industry, as generating hazardous waste materials because the melting operation produces dust that contains heavy metals ("EAF" dust). This dust, which constitutes the largest waste stream generated at these facilities, is managed in accordance with applicable laws and regulations.

       At December 31, 1996, the Company had accrued a reserve of $35.1 million for environmental remediation at the Pueblo Mill. This reserve is based upon a range of estimated remediation costs of $23.1 million to $43.6 million. The Company's estimate of this environmental reserve was based on two remediation investigations conducted by independent environmental engineering consultants. The reserve includes costs for Resource Conservation and Recovery Act facility investigation, corrective measures study, remedial action, and operation and maintenance of the remedial actions taken. The State of Colorado has issued a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility. At December 31, 1996, the Company has completed corrective action on three solid waste management units and continues to address projects on the prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado has indicated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. The Company believes the reserve is adequate to cover the remediation costs.

       The Clean Air Act Amendments of 1990 imposed new responsibilities on many industrial sources of air emissions, including the plant owned by the Company. The Company cannot determine the exact financial impact of the new law because Congress is continuing to modify it. The impact will depend on a number of site-specific factors, including the quality of the air in the geographical area in which a plant is located, rules to be adopted by each state to implement the law and future Environmental Protection Agency rules specifying the content of state implementation plans. The Company anticipates that it will be required to make additional expenditures, and will be required to pay higher fees to governmental agencies as a result of the new law and future laws regulating air emissions. In addition, the monitoring and reporting requirements of the new law have subjected and will subject all air emissions to increased regulatory scrutiny. The Company submitted an application for a permit under Title V of the Clean Air Act for the Pueblo Mill in 1995. The Company has budgeted capital expenditures to comply with Title V requirements in the amount of $9.5 million over a two-year period beginning in 1997.

       The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions existing at its properties and other similar matters are difficult to predict accurately. Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. It is likely that the Company will be subject to increasingly stringent environmental standards in the future (including those under the Clean Air Act Amendments of 1990, the Clean Water Act Amendments of 1990 stormwater permit program and toxic use reduction programs) and will be required to make additional expenditures, which could be significant, relating to environmental matters on an ongoing basis. Furthermore, although the Company has established certain reserves for environmental remediation as described above, there is no assurance regarding the cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, requiring further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved. There is no assurance that expenditures or proceedings of the nature described above, or other expenditures or liabilities resulting from hazardous substances located on the Company's property or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, will not have a material adverse effect on the consolidated financial condition of the Company.

EMPLOYEES

       As of December 31, 1996, the Company had 1,458 full-time employees. Approximately 1,260 employees work under collective bargaining agreements with several unions, principally the United Steelworkers of America ("USWA"). The USWA contract was negotiated in March 1993 and will expire in September 1997. The contract provides for scheduled annual cost of living pay increases during the life of the contract. The Company believes it has a good relationship with its employees.

       The Company also has a profit participation plan for its employees which permits eligible employees to share in the pretax profits of the Company.

ITEM 2.  PROPERTIES

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces for production of all raw steel, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semifinished steel, and four finishing mills for conversion of semifinished steel to a finished steel product. These finishing mills consist of a rail mill, seamless tube mill, a rod and bar mill and a wire mill.

       At December 31, 1996, the Company had the following nominal capacities which are affected by product mix:

                                                   PRODUCTION        PRODUCTION
                                                    CAPACITY            1996
                                                     (TONS)            (TONS)
                                                   ----------        ----------

                  Melting........................   1,200,000          937,900
                  Finishing Mill.................   1,200,000          802,800


       Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. On June 19, 1996, Oregon Steel completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 ("Notes"). The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes. The Notes and guarantees are secured by a lien on substantially all of the property, plant and equipment of the Company and CF&I. (See Note 12 to the Company's Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

      The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains insurance against various risks, including certain types of product liability. The Company does not maintain insurance against liability arising out of waste disposal, other environmental matters or earthquake damage because of the high cost of such insurance. There is no assurance that insurance currently carried by the Company, including products liability insurance, will be available in the future at reasonable rates or at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were voted upon during the fourth quarter of 1996.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. The Partnership has no independent executive officers.

      The name of each executive officer of the Company, age as of February 1, 1997, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                                        ASSUMED
                                                                                        PRESENT
                                                                                        EXECUTIVE
NAME                         AGE                  POSITIONS                             POSITION
----                         ---                  ---------                             --------

Thomas B. Boklund            57      Chairman of the Board of Directors                  March 1993
                                        Chief Executive Officer and President

L. Ray Adams                 46      Vice President of Finance                           April 1994
                                        and Chief Financial Officer

Jim Dionisio                 46      Vice President of Sales and Marketing               November 1995

LaNelle F. Lee               59      Secretary                                           April 1994

      Each of the executive officers named above has been employed by CF&I or Oregon Steel in an executive or managerial role for at least five years, except Mr. Dionisio. Mr. Dionisio joined CF&I in March 1993 as Sales Manager - Tubular Products. From 1984 to February 1993, he was Sales Manager - Tubular Products for CF&I Steel Corporation.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

      Neither the Company's common stock nor CF&I's partnership interests are publicly traded. At December 31, 1996, the number of the Company's stockholders of record was three. No dividends have been paid on the common stock.

ITEM 6.      SELECTED FINANCIAL DATA

      The financial data included in the table have been selected by the Company and have been derived from the consolidated financial statements for those years.




                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                              1996          1995          1994        1993 (FN1)
                                             ------        ------        ------      -----------
                                               (IN THOUSANDS, EXCEPT TON AND PER TON AMOUNTS)

INCOME STATEMENT DATA:
Sales                                      $ 393,696     $ 303,003     $ 339,474     $ 264,658
Cost of sales                                361,465       279,099       314,966       241,381
Selling, general and administrative
     expenses                                 17,600        17,159        16,625        12,515
Profit participation                             275           449             -           477
         Operating income                     14,356         6,296         7,883        10,285
Other expense, net                           (22,144)      (11,436)       (3,051)       (4,595)
Minority interests                               607           497             6          (139)
Income tax benefit (expense)                   2,729         5,066        (2,125)       (2,123)
                                           ---------     ---------     ---------     ---------
         Net income (loss)                 $  (4,452)    $     423     $   2,713     $   3,428
                                           =========     =========     =========     =========
BALANCE SHEET DATA (AT DECEMBER 31):
Working capital                            $  49,210     $  47,504     $  36,327     $  28,660
Total assets                                 388,062       392,268       329,325       194,701
Current liabilities                           57,809        74,712        75,825        69,462
Long-term debt                               250,416       232,416       167,471        59,787
Total stockholders' equity                    18,695        23,168        27,785        25,373

OTHER DATA:
Depreciation and amortization              $  12,931     $   8,302     $   3,723     $   2,689
Capital expenditures                       $  35,060     $  61,406     $ 111,634     $  15,620
Total tonnage sold                           893,200       640,200       765,600       624,700

Operating margin                                3.6%          2.1%          2.3%          3.9%
Operating income per ton sold                    $16           $10           $10           $16

----------------

(FN1) Represents activity from the March 3, 1993, acquisition date to December 31, 1993.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

      The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, and plant construction and repair delays.

     CF&I purchased the Pueblo Mill and related assets in March 1993. The Pueblo Mill has melting and finishing capacity of approximately 1.2 million tons per year. In 1996, 1995 and 1994 the Pueblo Mill shipped 893,200, 640,200, and 765,600 tons, respectively, and generated revenues of $393.7 million, $303.0 million, and $339.5 million, respectively. In August 1994 the Company sold a 10 percent equity interest in the Company to Nippon. In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing DHH products as well as to provide certain production equipment to produce DHH rail. In November 1995 Oregon Steel Mills, Inc. sold a 3 percent equity interest in the Company to Nissho Iwai. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by CF&I and Oregon Steel.

      In addition to its ownership interest in CF&I, the Company owns Colorado & Wyoming Railway Company, a short-line railroad, serving principally the Pueblo Mill. For the years ended December 31, 1996, 1995 and 1994, sales of CF&I were
98.8 percent, 99.0 percent and 99.9 percent, respectively, of the consolidated sales of the Company. For the years ended December 31, 1996, 1995 and 1994, cost of sales of CF&I were 99.0 percent, 99.4 percent and 100.2 percent, respectively, of the consolidated cost of sales of the Company.

      The following table sets forth for the Company, for the periods indicated, the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  1996     1995       1994
                                                -------   -------    -------
INCOME STATEMENT DATA:
Sales                                            100.0     100.0%     100.0%
Cost of sales                                     91.8      92.1(FN1)  92.8(FN2)
                                                  ----     -----      -----
Gross profit                                       8.2       7.9        7.2
Selling, general and administrative expenses       4.5       5.7        4.9
Profit participation expense                        .1        .1          -
     Operating income                              3.6       2.1        2.3
Interest and dividend income                         -         -         .1(FN2)
Interest expense                                  (5.8)     (4.0)      (1.1)
Other income, net                                   .2        .1         .1
Minority interests                                  .2        .2          -
                                                  ----      ----       ----
      Income (loss) before income taxes           (1.8)     (1.6)       1.4
Income tax (expense) benefit                        .7       1.7        (.6)
                                                  ----      ----       ----
      Net income (loss)                           (1.1)%      .1%        .8%
                                                  =====     ====       ====
BALANCE SHEET DATA:
Current ratio                                    1.9:1     1.6:1       1.5:1
Long-term debt as a percentage of capitalization  93.1%     90.9%       85.8%


(FN1)Sales for 1995 include approximately $4.0 million of insurance proceeds received as reimbursement of lost profits resulting from lost production and start-up delays at CF&I's rod and bar mill caused by an explosion in the third quarter of 1994. In 1995 revenues of $26.0 million and costs of $26.7 million were capitalized during construction of the rod and bar mill at the Pueblo Mill prior to placement of the mill in service on August 1, 1995.

(FN2)In the fourth quarter of 1994, CF&I received property tax refunds totaling approximately $535,000 related to prior years for the over-assessment of the Pueblo Mill. This refund reduced 1994 cost of sales and increased 1994 interest income.

     The following table sets forth for the Company, for the periods indicated, tonnage sold, sales, average price per ton sold and other data.

                                             YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                        1996           1995             1994
                                       ------         ------           ------
TONNAGE SOLD:

Rail                                    287,700       240,700          250,500
Rod/Bar/Wire                            392,600       271,300          379,300
Seamless Pipe                           151,200       116,100          130,000
Semifinished                             61,700        12,100            5,800
                                      ---------     ---------        ---------
        Total                           893,200       640,200          765,600
                                      =========     =========        =========

Sales (in thousands)                  $ 393,696     $ 303,003        $ 339,474
Average price per ton sold            $     441     $     467 (1)    $     443
Operating income per ton sold         $      16     $      10 (2)    $      10
Operating margin                            3.6%          2.1%(2)          2.3%


(1) Excludes proceeds from the insurance settlement referred to in note (1) above.

(2) Includes proceeds from the insurance settlement referred to in note (1) above.


COMPARISON OF 1996 TO 1995

     SALES. Sales in 1996 of $393.7 million increased 29.9 percent from sales of $303.0 million in 1995. Shipments increased 39.5 percent to 893,200 tons in 1996 from 640,200 tons in 1995. Average selling prices decreased $26 to $441 per ton for 1996 compared to 1995. Of the $90.7 million sales increase, $118.2 million was the result of volume increases, offset by $23.5 million from lower average selling prices and by $4.0 million of 1995 insurance proceeds not recurring in 1996.

     The increase in sales and shipments was primarily due to increased shipments of rail, rod and bar, seamless pipe and semifinished products in 1996. Rod and bar shipments were 332,700 tons in 1996, compared to 208,100 tons in 1995. The lower average selling price in 1996 was due to increased shipments of rod and bar and semifinished products, which have a generally lower selling price per ton than the other products sold by the Company.

     GROSS PROFIT. Gross profit as a percentage of sales for 1996 was 8.2 percent compared to 7.9 percent for 1995. Gross profit margins were positively impacted by increased shipments of rail and seamless pipe products which have the highest gross profit margins of any of the Company's products. The gross profit improvement was partially offset by higher costs and reduced shipments due to an outage of the ladle refining furnace during June 1996 as a result of a mechanical failure and by the loss of the use of one of the two main transformers that supply electricity to the melt shop during the fourth quarter of 1996. As a result, steel production volume was significantly affected, limiting availability of steel to the finishing mills, particularly the rod and bar mill. The outages resulted in low operating efficiencies, increased costs and lost sales opportunities. The Company estimates that the transformer outage negatively affected operating income by approximately $2 million, net of insurance proceeds recorded to date.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1996 increased $441,000 or 2.6 percent compared to 1995, but decreased as a percentage of sales from 5.7 percent in 1995 to 4.5 percent in 1996. The percentage decrease was due to cost controls and increased sales in 1996.

     PROFIT PARTICIPATION. Profit participation plan expense was $275,000 for 1996 compared to $449,000 for 1995. The decrease reflects the decreased profitability of the Company in 1996.

      INTEREST EXPENSE. Total interest costs for 1996 were $25.0 million, an increase of $7.6 million compared to 1995. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program, combined with increased interest rates. Of the $24.9 million of interest cost in 1996, $2.2 million was capitalized as part of construction in progress.

      INCOME TAXES. The Company's effective income tax rate for state and federal taxes was a benefit of 38.0 percent for 1996 compared to a benefit of
109.1 percent for 1995. The effective tax rate for both periods varied from the combined state and federal statutory rates due to earned state tax credits, including a 1995 net tax benefit of $2.5 million related to enterprise zone credits for eligible completed capital projects at the Pueblo Mill.

COMPARISON OF 1995 TO 1994

     SALES. Sales in 1995 of $303.0 million declined 10.7 percent from sales of $339.5 million in 1994. In 1995, sales included proceeds from an insurance settlement of approximately $4.0 million as reimbursement of lost profits resulting from lost production and start-up delays at the Pueblo Mill caused by an explosion that occurred in the third quarter of 1994. Tons sold decreased
16.4 percent to 640,200 tons in 1995 from 765,600 tons in 1994. Selling prices in 1995 averaged $467 per ton versus $443 per ton in 1994. Of the $36.5 million sales decrease, $55.6 million was the result of volume decreases, offset in part by $15.1 million from higher average selling prices and approximately $4.0 million from the proceeds of the insurance settlement.

     The decrease in sales and shipments was primarily the result of reduced rod and bar shipments. Rod and bar shipments were negatively impacted by difficulties relating to the start-up of the new combination rod and bar mill which resulted in production delays and reduced production. In addition, certain rod and bar costs, net of sales, were capitalized through July 31, 1995. Thus, the Company's income statement for 1995 did not reflect $26.0 million from the sale of 78,700 tons of rod and bar mill products, nor did it reflect $26.7 million for the cost of those sales. The Company began recognizing all revenues and costs associated with the new rod and bar mill in August 1995.

     GROSS PROFIT. Gross profit as a percentage of sales for 1995 was 7.9 percent, compared to 7.2 percent for 1994. Gross profit margins were positively impacted by higher selling prices for most products, offset by a 7.5 percent increase in the cost of scrap and other metallics. Gross profit margin, as in 1994, continued to be negatively affected by high costs and lower volumes relating to the completion and start-up of a portion of the equipment upgrades at the rod and bar mill which were part of the capital improvement program at the Pueblo Mill. Gross profits for 1995 were positively impacted compared to 1994 due to approximately $4.0 million received from CF&I's business interruption insurance carrier in the second quarter of 1995 for reimbursement of lost profits.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1995 increased $534,000 or 3.2 percent compared with 1994, and increased as a percentage of sales from 4.9 percent in 1994 to 5.7 percent in 1995. The increase as a percentage of sales is primarily due to reduced sales of rod and bar products for the reasons noted above.

     PROFIT PARTICIPATION. Profit participation plan expense was $449,000 for 1995 compared to no expense for 1994.

     INTEREST EXPENSE. Total interest costs for 1995 were $17.4 million, an increase of $7.2 million compared to 1994. This increase was primarily related to interest on debt incurred to fund the capital improvement program. Of the $17.4 million of interest cost in 1995, $5.5 million was capitalized as part of construction in progress.

     INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was a benefit of 109.1 percent for 1995 compared to an expense of
43.9 percent for 1994. The effective tax rate for 1995 varied from the combined state and federal statutory rates due to earned state tax credits, including a net tax benefit of $2.5 million related to enterprise zone credits for eligible completed capital projects at the Pueblo Mill.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow provided from operations was $15.3 million compared to $3.5 million cash used in 1995. The major items affecting this $18.8 million increase were increased depreciation and amortization ($4.6 million), a lower decrease in deferred income tax liability ($2.0 million), and a decrease in inventories versus an increase in 1995 ($26.3 million). These cash increases were partially offset by a net loss versus net income in 1995 ($4.9 million) and a larger decrease in accounts payable ($4.2 million).

      Since its acquisition by Oregon Steel in March 1993, CF&I has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of December 31, 1996, $205.7 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand is made, due December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although no repayments are expected in 1997, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and CF&I. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over 10 years with interest at 9.5 percent. As of December 31, 1996, the outstanding balance on the debt was $51.3 million, of which $44.7 million was classified as long-term.

      On June 19, 1996, Oregon Steel completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003. The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and CF&I.

      Concurrent with the Notes offering, Oregon Steel entered into an amendment of their existing credit agreement ("Amended Credit Agreement"). The $125 million Amended Credit Agreement is guaranteed by the Company and CF&I and collateralized, in part, by substantially all of the Company's and CF&I's inventory and accounts receivable.

      During 1996, the Company expended approximately $32.9 million, excluding capitalized interest, on its capital program.

      The Company expects that anticipated needs for working capital and capital expenditures will be met from funds generated from operations and available borrowing from Oregon Steel.

      IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of New CF&I, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of New CF&I, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Portland, Oregon
January 17, 1997






                                                           NEW CF&I, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                             ASSETS

                                                                                               DECEMBER 31,
                                                                               ---------------------------------------------
                                                                                 1996              1995               1994
                                                                                 ----              ----               ----
Current assets:
   Cash and cash equivalents                                                   $     3           $      -           $    481
   Trade accounts receivable, less allowance
       for doubtful accounts of $455, $518
       and $592                                                                 49,380             45,904             44,195
   Inventories                                                                  50,577             70,249             63,617
   Deferred tax asset                                                            5,014              5,007              3,019
   Other                                                                         2,045              1,056                840
                                                                              --------           --------           --------
       Total current assets                                                    107,019            122,216            112,152
                                                                              --------           --------           --------
Property, plant and equipment:
   Land and improvements                                                         3,530              3,530              3,558
   Buildings                                                                     6,043              5,867              5,872
   Machinery and equipment                                                     236,566            188,726             42,952
   Construction in progress                                                      4,011             31,586            117,998
                                                                              --------           --------           --------
                                                                               250,150            229,709            170,380
   Accumulated depreciation                                                    (22,996)           (11,124)            (4,047)
                                                                              --------           --------           --------
                                                                               227,154            218,585            166,333
                                                                              --------           --------           --------
Cost in excess of net assets acquired, net                                      36,962             37,983             39,002
Other assets                                                                    16,927             13,484             11,838
                                                                              --------           --------           --------
                                                                              $388,062           $392,268           $329,325
                                                                              ========           ========           ========
                                                           LIABILITIES
Current liabilities:
   Current portion of long-term debt                                          $  6,574           $  4,576           $  5,302
   Accounts payable                                                             33,892             53,867             56,563
   Accrued expenses                                                             17,343             16,269             13,960
                                                                              --------           --------           --------
       Total current liabilities                                                57,809             74,712             75,825
Long-term debt                                                                  44,716             50,666             54,771
Long-term debt -- Oregon Steel Mills, Inc.                                     205,700            181,750            112,700
Environmental liability                                                         33,243             34,157             34,225
Deferred employee benefits                                                       6,069              5,388              4,689
Deferred income taxes                                                                -                  -              1,446
                                                                              --------           --------           --------
                                                                               347,537            346,673            283,656
                                                                              --------           --------           --------
Minority interests                                                                 (10)               587              1,084
                                                                              ---------          --------           --------
Redeemable common stock, 26, 26 and
    20 shares issued and outstanding (Note 7)                                   21,840             21,840             16,800
                                                                              --------           --------           --------

Commitments and contingencies (Note 12)

                                                      STOCKHOLDERS' EQUITY
Common stock, par value $1 per share,
   1,000 shares authorized;  174, 174
   and 180 shares issued and outstanding                                             1                  1                  1
Additional paid-in capital                                                      16,603             16,603             21,643
Retained earnings                                                                2,091              6,564              6,141
                                                                             ---------           --------           --------
                                                                                18,695             23,168             27,785
                                                                             ---------           --------           --------
                                                                             $ 388,062           $392,268           $329,325
                                                                             =========           ========           ========

               The  accompanying  notes  are  an  integral  part  of  the consolidated financial statements.


                                                          NEW CF&I, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                          (IN THOUSANDS)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           1996         1995         1994
                                                        ---------    ---------    ---------
Sales                                                   $ 393,696    $ 303,003    $ 339,474
                                                        ---------    ---------    ---------
Costs and expenses:
     Cost of sales                                        361,465      279,099      314,966
     Selling, general and administrative                   17,600       17,159       16,625
     Profit participation                                     275          449            -
                                                        ---------    ---------    ---------
                                                          379,340      296,707      331,591
                                                        ---------    ---------    ---------
          Operating income                                 14,356        6,296        7,883

Other income (expense):
     Interest and dividend income                              38           48          346
     Interest expense                                     (22,803)     (11,923)      (3,586)
     Minority interests                                       607          497            6
     Other, net                                               621          439          189
                                                        ---------    ---------    ---------
         (Loss) income before income taxes                 (7,181)      (4,643)       4,838
Income tax benefit (expense)                                2,729        5,066       (2,125)
                                                        ---------    ---------    ---------
          Net income (loss)                             $  (4,452)   $     423    $   2,713
                                                        =========    =========    =========




   The  accompanying  notes  are an  integral  part  of the consolidated financial statements.

                                                              NEW CF&I, INC.
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                                       (IN THOUSANDS EXCEPT SHARES)

                                                                                         MINIMUM
                                                                  ADDITIONAL             PENSION
                                              COMMON STOCK
                                          --------------------
                                                                   PAID-IN    RETAINED  LIABILITY
                                           SHARES      AMOUNT      CAPITAL    EARNINGS  ADJUSTMENT     TOTAL
                                         ---------     -------   -----------  --------  ----------   --------

Balances, December 31, 1993                   100      $    1     $22,241     $ 3,428   $  (297)     $ 25,373

Net income                                                                      2,713                   2,713
Purchase price adjustment                                            (598)                               (598)
Stock dividend                                 80
Minimum pension liability
     adjustment                                                                             297           297
                                         --------    --------     -------     -------   -------      --------
Balances, December 31, 1994                   180           1      21,643       6,141         -        27,785
Net income                                                                        423                     423
Sale of common stock by
     Oregon Steel Mills, Inc.                  (6)                 (5,040)                             (5,040)
                                         --------    --------     -------     -------   -------      --------
Balances, December 31, 1995                   174           1      16,603       6,564         -        23,168
Net loss                                                                       (4,452)                 (4,452)
Other                                                                             (21)                    (21)
                                         --------    --------     -------     -------   -------      --------
Balances, December 31, 1996                   174    $      1     $16,603     $ 2,091   $     -      $ 18,695
                                         ========    ========     =======     =======   =======      ========





        The  accompanying  notes are an integral  part of the consolidated financial statements.



                                                      NEW CF&I, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                          1996           1995        1994
                                                                          ----           ----        ----
   Net income (loss)                                                   $  (4,452)   $     423    $   2,713
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation                                                    11,911        7,283        2,401
          Amortization                                                     1,020        1,019        1,322
          Deferred income taxes                                           (2,565)      (4,601)         228
          Other                                                             (620)        (438)        (189)
          Minority interest                                                 (596)        (497)         (65)
          Changes in current assets and liabilities:
              Trade accounts receivable                                   (3,476)      (1,709)        (415)
              Inventories                                                 19,672       (6,632)     (16,458)
              Accounts payable                                            (5,427)      (1,194)      (1,324)
              Accrued expenses                                               842        3,060        4,214
              Other                                                       (1,011)        (215)        (578)
                                                                       ---------    ---------    ---------
    NET  CASH  PROVIDED  BY  (USED IN) OPERATING
      ACTIVITIES                                                          15,298       (3,501)      (8,151)
                                                                       ---------    ---------    ---------
Cash flows from investing activities:
    Additions to property, plant and equipment                           (35,060)     (61,406)    (111,634)
    Other, net                                                              (233)         207           53
                                                                       ---------    ---------    ---------
    NET CASH USED BY INVESTING ACTIVITIES                                (35,293)     (61,199)    (111,581)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:
     Borrowings under revolving loan agreement                                 -            -       25,000
     Payments under revolving loan agreement                                   -            -      (35,000)
     Borrowings from Oregon Steel Mills, Inc.                            224,330      171,050      142,000
     Payments to Oregon Steel Mills, Inc.                               (200,380)    (102,000)     (29,300)
     Payment of long-term debt                                            (3,952)      (4,831)      (4,394)
     Proceeds from issuance of common stock (Note 7)                           -            -       16,800
                                                                       ---------    ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                            19,998       64,219      115,106
                                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                           3         (481)      (4,626)
Cash and cash equivalents at beginning of year                                 -          481        5,107
                                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year                               $       3    $       -    $     481
                                                                       =========    =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for:
         Interest                                                      $  22,883    $  16,561    $   9,336
         Income tax paid to parent company                             $     448    $       -    $   5,193


See Note 4 for additional supplemental disclosures of cash flow information.


       The accompanying notes are an integral part of the consolidated financial statements.





                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF OPERATIONS

      New CF&I, Inc. and subsidiaries ("Company") manufacture various specialty and commodity steel products in Pueblo, Colorado. Principal markets are steel service centers, steel fabricators, railroads, oil and gas producers and distributors, and other industrial concerns, primarily in the United States west of the Mississippi River. The Company also markets products outside North America.

       New CF&I, Inc. was incorporated in the State of Delaware on May 5, 1992, as a wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel" or "Parent Company").

      On March 3, 1993, the Company (1) issued 100 shares of common stock to Oregon Steel for $22.2 million (consisting of $7.3 million of cash, $3.1 million of capitalized direct acquisition costs, 598,400 shares of Oregon Steel common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Oregon Steel's common stock at $35 per share for five years, valued at $556,000) and, (2) as the general partner, then acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("Partnership"). The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("Limited Partner").

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the 95.2 percent interest in the Partnership and the Colorado & Wyoming Railway Company, a wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term securities which have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash in high credit quality investments and limits the amount of credit exposure by any one financial institution. At times, temporary cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Company's trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

       Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $2.2 million, $5.5 million, and $6.6 million in 1996, 1995 and 1994, respectively. Depreciation is determined utilizing principally the straight-line method over the estimated useful lives of the assets and the units of production method. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

      The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $3.8 million, $2.8 million and $1.8 million in 1996, 1995 and 1994, respectively. The carrying value of costs in excess of net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired.

OTHER ASSETS

        Included in other assets are water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

MAJOR CUSTOMERS

        In 1996, the Company derived 13.5 percent of its sales from one customer.

TAXES ON INCOME

       Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Income taxes are allocated in accordance with a tax allocation agreement between Oregon Steel and the Company which provides for taxes on a separate return basis. A consolidated tax return is filed by Oregon Steel.

       State tax credits are accounted for using the flow-through method whereby the credits reduce income taxes currently payable and the provision for income taxes in the period earned. To the extent such credits are not currently utilized on a separate return basis, deferred tax assets are recognized.

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.     INVENTORIES

       Inventories were as follows as of December 31 (in thousands):

                                          1996         1995           1994
                                          ----         ----           ----
     Raw materials                      $16,246       $16,480       $20,593
     Semifinished product                16,488        25,816        11,659
     Finished product                     8,245        20,012        22,148
     Stores and operating supplies        9,598         7,941         9,217
                                        -------       -------       -------
          Total inventory               $50,577       $70,249       $63,617
                                        =======       =======       =======

4.   SUPPLEMENTAL CASH FLOW INFORMATION

      During 1996, 1995 and 1994, the Company acquired property, plant and equipment for $1.3 million, $15.8 million and $17.3 million, respectively, which were included in accounts payable at December 31, 1996, 1995 and 1994, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable include book overdrafts of $6.4 million at December 31, 1995, and retainage from construction projects of $6.6 million and $9.1 million at December 31, 1995 and 1994, respectively.

     Accrued expenses include accrued vacation of $3.5 million, $3.6 million and $3.5 million at December 31, 1996, 1995 and 1994, respectively.

6.   DEBT AND FINANCING ARRANGEMENTS

     Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over 10 years at 9.5 percent. As of December 31, 1996, the outstanding balance on the debt was $51.3 million, of which $44.7 million was classified as long-term.

        Borrowing requirements for capital expenditures and working capital are provided through a revolving loan from Oregon Steel to the Partnership. The loan includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due December 31, 2002, but is not expected to be repaid in 1997. Interest on the principal amount of the loan is paid on a monthly basis. See Note 11.

      As of December 31, 1996, principal payments on long-term debt are due as follows (in thousands):

      1997  ..............................................        $  6,574
      1998  ..............................................           6,529
      1999  ..............................................           7,164
      2000  ..............................................           7,861
      2001  ..............................................           8,625
      Thereafter..........................................         220,237
                                                                  --------
                                                                  $256,990
                                                                  ========


7.    SALES OF REDEEMABLE COMMON STOCK

      In June 1994, the Board of Directors approved an increase in the Company's authorized $1 par value common stock from 100 to 1,000 shares and declared an 80 percent stock dividend increasing Oregon Steel's holding of the Company's common stock to 180 shares. In August 1994, the Company sold additional common stock (10 percent equity interest) to Nippon Steel Corporation ("Nippon").

      In connection with the sale, the Company and Oregon Steel entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell, in certain circumstances, all, but not less than all, of its 10 percent equity interest in the Company back to the Company at the then fair market. Those circumstances include, among other things, a change of control, as defined, in the Company and certain changes involving the composition of the board of directors of the Company, and the occurrence of certain other events which are within the control of the Company and Oregon Steel. Oregon Steel also agreed not to transfer voting control to the Company to a non-affiliate except in circumstances where Nippon is offered the opportunity to sell its interest in the Company to the transferee at the same per share price obtained by Oregon Steel. The Company has also retained a right of first refusal in the event that Nippon desires to transfer its interest in the Company to a non-affiliate.

      During the fourth quarter of 1995, Oregon Steel sold a 3 percent equity interest in the Company to the Nissho Iwai Group ("Nissho Iwai") for approximately $5 million cash under substantially the same terms and conditions of the Nippon transaction. The sale to Nissho Iwai has been reflected as an increase in redeemable common stock and a decrease to additional paid-in capital.

          The Company believes that it is not probable that the conditions which would permit a stock redemption will occur.

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair value of the Company's financial instruments at December 31 is as follows (in thousands):

                                          1996                1995                 1994
                                --------------------   -------------------  -------------------
                                Carrying      Fair     Carrying     Fair    Carrying     Fair
                                 Amount      Value      Amount      Value    Amount      Value
                                --------------------   -------------------  -------------------

Cash and cash equivalents       $      3   $      3   $      -   $      -   $    481   $    481
Long-term debt, including
     current portion              51,290     46,227     55,442     52,594     60,073     57,923
Long-term debt -
     Oregon Steel Mills, Inc.    205,700    198,802    181,750    181,750    112,700    112,700

     The carrying amount of cash and cash equivalents approximates fair value due to their short maturity. The fair value of long-term debt, including current portion, and long-term debt - Oregon Steel Mills, Inc. is estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

 9.    INCOME TAXES

        The income tax benefit (expense) consists of the following:

                                    1996            1995           1994
                                    ----            ----           ----
                                               (IN THOUSANDS)
Current:
     Federal                    $   214         $    524         $(1,710)
     State                          (50)             (59)           (187)
                                -------         --------         -------
                                    164              465          (1,897)
                                -------         --------         -------
Deferred:
     Federal                      1,963            1,508            (798)
     State                          602            3,093             570
                                -------         --------         -------
                                  2,565            4,601            (228)
                                -------         --------         -------
Income tax benefit (expense)   $  2,729         $  5,066         $(2,125)
                               ========         ========         =======

        A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:

                                1996              1995             1994
                                ----              ----             ----
                                             (IN THOUSANDS)

Federal                           35.0%           35.0%            (35.0)%
State                              8.1            68.6              (4.6)
Other                             (5.1)            5.5              (4.3)
                                  ----           -----             -----
                                  38.0%          109.1%            (43.9)%
                                  ====           =====             =====


      The components of the net deferred tax assets and liabilities as of December 31 are as follows:

                                                                    1996       1995      1994
                                                                    ----       ----      ----
                                                                          (IN THOUSANDS)

Net current deferred tax asset:
     Assets:
          Inventories                                           $    997   $  2,473   $    822
          Accrued expenses                                         3,937      2,449      2,089
          Accounts receivable                                         80         85        108
                                                                --------   --------   --------
Current deferred tax asset                                      $  5,014   $  5,007   $  3,019
                                                                ========   ========   ========

Noncurrent deferred tax asset and liability:
      Assets:
          Environmental liability                               $ 12,915   $ 12,341   $ 12,673
          Net operating loss carryforward                         22,203     12,147          -
          State tax credits                                        5,019      4,780          -
          Alternative minimum tax                                    991        991        506
          Other                                                    2,643      7,072      5,819
                                                                --------   --------   --------
                                                                  43,771     37,331     18,998
                                                                --------   --------   --------

       Liabilities:
          Property, plant and equipment                           28,008     17,566      2,975
          Costs in excess of net assets acquired                  11,695     13,015     13,070
          Other                                                      343      5,583      4,399
                                                                --------   --------   --------
                                                                  40,046     36,164     20,444
                                                                --------   --------   --------
Net noncurrent deferred tax asset (liability)                   $  3,725   $  1,167   $ (1,446)
                                                                ========   ========   ========

         At December 31, 1996, the Company had state tax credits of $5.1 million related to enterprise zone credits for eligible completed capital projects, expiring 2001 through 2008, which are available to reduce future income taxes payable.

        At December 31, 1996, the Company has $65.1 million in federal net operating loss carryforwards expiring in 2011 and 2012. In addition, the Company has $62.8 million in state net operating loss caryforwards expiring in 2011 and 2012.

        At December 31, 1996, 1995 and 1994, the Company included in accounts payable amounts due to Oregon Steel of $286,000, $152,000 and $599,000, respectively, related to income taxes.

        The deferred tax asset for state tax credits and a related valuation allowance previously recorded as of December 31, 1994 have been retroactively reduced by $605,000, reflecting a reduction in state tax credits earned in 1994.

         No valuation allowance has been established for deferred tax assets as management believes it is more likely than not that future taxable income will be sufficient to realize the benefit of net operating loss and state tax credit carryforwards.


10.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

         The Company has noncontributory defined benefit retirement plans covering all of the eligible employees of the Company. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:


                                                  1996        1995       1994
                                                  ----        ----       ----
                                                         (IN THOUSANDS)
Service cost - benefits earned during the year   $2,897     $2,754     $3,262
Interest cost on projected benefit obligations      698        438        201
Actual (return) loss on plan assets                (976)      (955)        70
Net amortization and deferral                       328        577       (300)
                                                 ------     ------     ------
                                                 $2,947     $2,814     $3,233
                                                 =======    ======     ======



        The following table sets forth the funded status of the plans and amount recognized in the Company's consolidated balance sheet as of December 31:
                                                             1996        1995        1994
                                                             ----        ----        ----
                                                                    (IN THOUSANDS)
Accumulated benefit obligations, including vested
     benefits of $10,961, $7,834 and $4,280                $ 11,444    $  8,239    $  4,573
                                                           ========    ========    ========
Projected benefit obligations                              $ 12,826    $  9,336    $  5,192
Plan assets at fair value                                    10,449       6,729       3,110
                                                           --------    --------    --------
Projected benefit obligation in excess of plan assets        (2,377)     (2,607)     (2,082)
Unrecognized net loss                                           612         822          59
                                                           --------    --------    --------
Pension liability recognized in consolidated
     balance sheet                                         $ (1,765)   $ (1,785)   $ (2,023)
                                                           ========    ========    ========


            The following table sets forth the significant actuarial assumptions for the Company's pension plans:

                                                      1996     1995     1994
                                                      ----     ----     ----
Discount rate                                         7.5%     7.5%     8.5%
Rate of increase in future compensation levels        4.0%     4.0%     4.5%
Expected long-term rate of return on plan assets      8.8%     8.8%     8.8%


         Plan assets are invested in common stock and bond funds at December 31, 1996. The plans do not invest in the stock of Oregon Steel or the Company.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

        The Company provides certain health care and life insurance benefits for substantially all of the retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.


                                                         1996        1995      1994
                                                         ----        ----      ----
                                                                (IN THOUSANDS)
Accumulated postretirement benefit obligation:
      Retirees                                          $ 2,001    $ 1,014    $   146
      Fully eligible plan participants                    3,410      3,869      1,387
      Other active plan participants                      2,967      3,008      5,080
                                                        -------    -------    -------
                                                        $ 8,378    $ 7,891    $ 6.613
                                                        =======    =======    =======
Accumulated postretirement benefit obligation in
     excess of plan assets                              $(8,378)   $(7,891)   $(6,613)
Unrecognized net loss                                     2,208      2,422      2,002
                                                        -------    -------    -------
Postretirement liability recognized in
      consolidated balance sheet                        $(6,170)   $(5,469)   $(4,611)
                                                        =======    =======    =======
Net periodic postretirement benefit costs include:
        Service cost                                    $   158    $   215    $   197
        Interest cost                                       584        561        335
        Amortization of unrecognized net losses             142        142          9
                                                        -------    -------    -------
Net periodic postretirement benefit cost                $   884    $   918    $   541
                                                        =======    =======    =======

         The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent, 7.5 percent and
8.5 percent in 1996, 1995 and 1994, respectively.

PROFIT PARTICIPATION PLAN

         The Company has a profit participation plan under which it distributes quarterly to eligible employees 12 percent of its pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the Company. Expense under the plan was $275,000 in 1996, $449,000 in 1995 and zero in 1994.

THRIFT PLANS

        The Company has qualified thrift plans (401(k)) for eligible employees under which the Company matches 25 percent of the first 4 percent of the participant's deferred compensation. Company contribution expense in 1996, 1995 and 1994 was $417,000, $387,000 and $389,000, respectively.


11.     RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

        The Company pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Company. Oregon Steel's allocation is based on the Company's percentage of Oregon Steel's consolidated sales, property, plant and equipment and wages. Borrowing requirements for capital expenditures and working capital are provided through loans from Oregon Steel.

                                                          1996         1995       1994
                                                          ----         ----       ----
                                                                  (IN THOUSANDS)
Oregon Steel administrative fees                      $  3,139     $  3,620     $  3,523
Interest expense on notes payable to Oregon  Steel      19,922       11,895        3,107
Notes payable to Oregon Steel at December 31           205,700      181,750      112,700
Accounts payable to Oregon Steel at December 31          4,992        4,454        4,083

NIPPON STEEL CORPORATION

        In 1994 the Partnership entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. The Partnership has made progress payments on the DHH rail equipment and paid certain license and technical fees.

                                                      1996        1995      1994
                                                      ----        ----      ----
                                                             (IN THOUSANDS)
Purchases from Nippon                               $2,914     $15,394   $ 2,046
Accounts payable to Nippon at December 31                -       2,252         -


12.     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

        All material environmental remediation liabilities which are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable loss within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

        In connection with the 1993 formation of the Partnership and the acquisition of the Partnership interest by the Company, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo, Colorado, steel mill. The Company believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a ten-year postclosure permit. The permit contains a prioritized schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1996, the accrued liability was $35.1 million, of which $33.2 million was classified as noncurrent in the consolidated balance sheet.


GUARANTEES

        On June 19, 1996, Oregon Steel completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 ("Notes"). The Company has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company, excluding accounts receivable and inventory.

        In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company, and also guaranteed by the Company.

OTHER CONTINGENCIES

       The Company, in the regular course of business, is involved in investigations and claims by various regulatory agencies. The Company is also engaged in various legal proceedings and claims incidental to its normal business activities. Management of the Company does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on the Company.

13.     UNUSUAL AND NONRECURRING ITEMS

FOURTH QUARTER ADJUSTMENTS

        In September 1996, the Company lost the use of one of the two main transformers that supply electricity to the melt shop, resulting in higher costs and reduced shipments throughout the fourth quarter. The Company anticipates recovery from its business interruption insurance carriers of a portion of its excess costs and lost sales opportunities related to the transformer failure.
As of December 31, 1996, $4.5 million of recovery had been accrued as a reduction of cost of sales of which $4 million had been received by the Company. The eventual total claim amount is not yet determinable by the Company. Also, the fourth quarter of 1996 was negatively impacted by approximately $3.5 million of net adjustments primarily related to inventory.

PROCEEDS FROM INSURANCE SETTLEMENT

         Sales for 1995 include approximately $4 million of insurance proceeds received as reimbursement of lost profits resulting from lost production and delays at the Company's new rod and bar mill caused by an explosion that occurred during the third quarter of 1994.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
CF&I Steel, L.P.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners' equity and of cash flows present fairly, in all material respects, the financial position of CF&I Steel, L.P. at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Portland, Oregon
January 17, 1997



                                                          CF&I STEEL, L.P.
                                                           BALANCE SHEETS
                                                           (IN THOUSANDS)

                                                             ASSETS
                                                                                                DECEMBER 31,
                                                                                  -----------------------------------
                                                                                    1996           1995         1994
                                                                                    ----           ----         ----
Current assets:
   Cash and cash equivalents                                                      $       -    $       -    $     481
   Trade accounts receivable, less allowance
       for doubtful accounts of $455, $518
       and $592                                                                      48,918       45,533       43,863
   Inventories                                                                       50,414       70,087       63,440
   Other                                                                              1,610          971          793
                                                                                  ---------    ---------    ---------
       Total current assets                                                         100,942      116,591      108,577
                                                                                  ---------    ---------    ---------

Property, plant and equipment:
   Land and improvements                                                              3,525        3,525        3,553
   Buildings                                                                          5,936        5,760        5,760
   Machinery and equipment                                                          234,441      186,626       40,297
   Construction in progress                                                           4,011       31,586      117,998
                                                                                  ---------    ---------    ---------
                                                                                    247,913      227,497      167,608
   Accumulated depreciation                                                         (22,225)     (10,569)      (3,581)
                                                                                  ---------    ---------    ---------
                                                                                    225,688      216,928      164,027
                                                                                  ---------    ---------    ---------
Cost in excess of net assets acquired, net                                           36,963       37,983       39,002
Other assets                                                                         13,202       12,317       11,838
                                                                                  ---------    ---------    ---------
                                                                                  $ 376,795    $ 383,819    $ 323,444
                                                                                  =========    =========    =========


                                                           LIABILITIES

Current liabilities:
   Current portion of long-term debt                                              $   6,574    $   4,576    $   5,302
   Accounts payable                                                                  37,193       55,601       54,842
   Accrued expenses                                                                  16,647       15,652       13,322
                                                                                  ---------    ---------    ---------
       Total current liabilities                                                     60,414       75,829       73,466
Long-term debt                                                                       44,716       50,666       54,771
Long-term debt - Oregon Steel Mills, Inc.                                           205,700      181,750      112,700
Long-term debt - New CF&I, Inc.                                                      17,400       16,800       16,800
Environmental liability                                                              33,243       34,157       34,225
Deferred employee benefits                                                            6,069        5,388        4,689
                                                                                  ---------    ---------    ---------
                                                                                    367,542      364,590      296,651
                                                                                  ---------    ---------    ---------

Commitments and contingencies (Note 10)

                                                          PARTNERS'
                                                           EQUITY
Limited  partner                                                                        (10)         587        1,084
General partner                                                                       9,263       18,642       25,709
                                                                                  ---------    ---------    ---------
   Total partners' equity                                                             9,253       19,229       26,793
                                                                                  ---------    ---------    ---------
                                                                                  $ 376,795    $ 383,819    $ 323,444
                                                                                  =========    =========    =========

              The accompanying notes are an integral part of the financial statements.


                                CF&I STEEL, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                      FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------
                                    1996            1995           1994
                                    ----            ----           ----

Sales                             $388,990        $300,060       $338,970
                                  --------        --------       --------

Costs and expenses:
     Cost of sales                 357,914         277,452        315,518
     Selling, general and
         administrative             17,069          16,681         16,108
     Profit participation              275             449              -
                                 ---------      ----------        -------
                                   375,258         294,582        331,626
                                 ---------      ----------        -------
     Operating income               13,732           5,478          7,344

Interest and dividend income            38              35            304
Interest expense                   (24,356)        (13,518)        (4,076)
Other, net                             621             441            193
                                ----------      ----------      ---------
     Net income (loss)          $  (9,965)      $  (7,564)      $   3,765
                                =========       =========       =========





















               The accompanying notes are an integral part of the
                              financial statements.


                                CF&I STEEL, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)



                                                GENERAL     LIMITED
                                                PARTNER     PARTNER      TOTAL
                                                -------     -------      -----
Balances, December 31, 1993                     $23,431      $1,135     $24,566
Net income (loss)                                 3,771          (6)      3,765
Partner distributions                            (1,178)        (59)     (1,237)
Minimum pension liability adjustment                283          14         297
Purchase price adjustment                          (598)          -        (598)
                                                -------      ------     -------
Balances, December 31, 1994                      25,709       1,084      26,793
Net loss                                         (7,067)       (497)     (7,564)
                                                -------      ------     -------
Balances, December 31, 1995                      18,642         587      19,229
Net loss                                         (9,358)       (607)     (9,965)
Other                                               (21)         10         (11)
                                                -------      ------     -------
Balances, December 31, 1996                     $ 9,263      $  (10)    $ 9,253
                                                =======      ======     =======












               The accompanying notes are an integral part of the
                             financial statements.

                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                    1996          1995         1994
                                                                    ----          ----         ----
Cash flows from operating activities:
   Net income (loss)                                             $  (9,965)   $  (7,564)   $   3,765
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation                                              11,694        6,999        2,117
          Amortization                                               1,020        1,019        1,322
          Other                                                     (1,539)        (440)        (193)
          Changes in current assets and liabilities:
              Trade accounts receivable                             (3,385)      (1,670)        (512)
              Inventories                                           19,673       (6,647)     (16,470)
              Accounts payable                                      (3,861)       2,261        3,304
              Accrued expenses                                         996        2,961        4,117
              Other                                                   (638)        (178)        (591)
                                                                  --------    ---------    ---------
   NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                         13,995       (3,259)      (3,141)
                                                                  --------    ---------    ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                     (35,035)     (61,472)    (111,442)
    Other, net                                                         442           31           53
                                                                 ---------    ---------    ---------
    NET CASH USED BY INVESTING ACTIVITIES                          (34,593)     (61,441)    (111,389)
                                                                 ---------    ---------    ---------

Cash flows from financing activities:
     Borrowings under revolving loan agreement                           -            -       25,000
     Payments under revolving loan agreement                             -            -      (35,000)
     Borrowings from related parties                               224,930      171,050      158,800
     Payments to related parties                                  (200,380)    (102,000)     (29,300)
     Payment of long-term debt                                      (3,952)      (4,831)      (4,394)
     Partner distributions                                               -            -       (5,202)
                                                                 ---------    ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      20,598       64,219      109,904
                                                                 ---------    ---------    ---------

Net decrease in cash and cash equivalents                                -         (481)      (4,626)
Cash and cash equivalents at beginning of year                           -          481        5,107
                                                                 ---------    ---------    ---------
Cash and cash equivalents at end of year                         $       -    $       -    $     481
                                                                 =========    =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                       $  22,882    $  16,561    $   9,336
                                                                 =========    =========    =========



See Note 4 for additional supplemental disclosures of cash flow information.




               The accompanying notes are an integral part of the financial statements.


                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS


1.     NATURE OF OPERATIONS

       CF&I Steel, L.P. ("Partnership") manufactures various specialty and commodity steel products in Pueblo, Colorado. Principal markets are steel service centers, steel fabricators, railroads, oil and gas producers and distributors, and other industrial concerns, primarily in the United States west of the Mississippi River. The Partnership also markets products outside North America.

       On March 3, 1993, the inception date of the Partnership's operations, New CF&I, Inc. ("General Partner" or "Company"), a then wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million (consisting of $7.3 million of cash, $3.1 million of capitalized direct acquisition costs, 598,400 shares of Oregon Steel common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Oregon Steel's common stock at $35 per share for five years, valued at $556,000) and (2) as the general partner, then acquired for $22.2 million a 95.2 percent interest in the Partnership. The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("Limited Partner") with a capital contribution of an asset valued at $1.2 million.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include short-term securities which have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Partnership places its cash in high credit quality investments and limits the amount of credit exposure by any one financial institution. At times, temporary cash investments may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Partnership's trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

        Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost, including interest capitalized during construction of $2.2 million, $5.5 million and $6.6 million in 1996, 1995 and 1994, respectively. Depreciation is determined utilizing principally the straight-line method over the estimated useful lives of the assets and the units of production method. Maintenance and repairs are expensed as incurred and costs of improvement are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.


COSTS IN EXCESS OF NET ASSETS ACQUIRED

        The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $3.8 million, $2.8 million and $1.8 million in 1996, 1995 and 1994, respectively. The carrying value of costs in excess of net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired.

OTHER ASSETS

        Included in other assets are water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

MAJOR CUSTOMERS

         In 1996, the Partnership derived 13.7 percent of its sales from one customer.

TAXES ON INCOME

        The financial statements reflect no provision or liability for federal or state income taxes. Taxable income or loss of the Partnership is allocated to the partners.

        At December 31, 1996, 1995 and 1994, the financial reporting basis of the Partnership's assets and liabilities exceeded the tax basis by $72.4 million, $70.9 million and $38.9 million, respectively.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.      INVENTORIES

        Inventories were as follows as of December 31 (in thousands):

                                                 1996        1995       1994
                                                 ----        -----      ----

          Raw materials                       $16,246      $16,480     $20,593
          Semifinished product                 16,488       25,816      11,659
          Finished product                      8,245       20,012      22,148
          Stores and operating supplies         9,435        7,779       9,040
                                              -------      -------     -------
              Total inventory                 $50,414      $70,087     $63,440
                                              =======      =======     =======


4.      SUPPLEMENTAL CASH FLOW INFORMATION

         During 1996, 1995 and 1994, the Partnership acquired property, plant and equipment for $1.3 million, $15.8 million and $17.3 million, respectively, which were included in accounts payable at December 31, 1996, 1995 and 1994, respectively.

5.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable include book overdrafts of $6.2 million at December 31, 1995, and retainage from construction projects of $6.6 million and $9.1 million at December 31, 1995 and 1994, respectively.

         Accrued expenses include accrued vacation of $3.3 million, $3.3 million and $3.2 million at December 31, 1996, 1995 and 1994, respectively.

6.      DEBT AND FINANCING ARRANGEMENTS

         Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over 10 years with interest at 9.5 percent. As of December 31, 1996, the outstanding balance on the debt was $51.3 million, of which $44.7 million was classified as long-term.

         Borrowing requirements for capital expenditures and working capital are provided through revolving loans from Oregon Steel and the General Partner. The loan from Oregon Steel includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due on December 31, 2002. The loan from the General Partner includes interest on the daily amount outstanding at the rate of 8.25 percent. The principal is due on demand or, if no demand, due on December 31, 2004. The loans are not expected to be repaid in 1997. Interest on the loans is paid on a monthly basis. See Note 9.

         As of December 31, 1996, principal payments on long-term debt are due as follows (in thousands):

                           1997...................         $  6,574
                           1998...................            6,529
                           1999...................            7,164
                           2000...................            7,861
                           2001...................            8,625
                           Thereafter.............          237,637
                                                           --------
                                                           $274,390
                                                           ========



7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Partnership's financial instruments at December 31 is as follows (in thousands):

                                                1996                          1995                         1994
                                      -----------------------     -------------------------    ---------------------------
                                        CARRYING      FAIR         CARRYING         FAIR         CARRYING         FAIR
                                         AMOUNT       VALUE         AMOUNT          VALUE         AMOUNT          VALUE
                                      -----------   ---------     -----------    ----------    -----------    ------------
Cash and cash equivalents             $      -     $      -      $      -        $     -       $    481         $    481
Long-term debt, including
     current portion                    51,290       46,227        55,242         52,594         60,073           57,923
Long-term debt - Oregon Steel
     Mills, Inc.                       205,700      198,802       181,750        181,750        112,700          112,700
Long-term debt - New CF&I, Inc.         17,400       11,939        16,800         16,800         16,800           16,800

         The carrying amount of cash and cash equivalents approximates fair value due to their short maturity. The fair value of long-term debt, including current portion, long-term debt - Oregon Steel Mills, Inc. and long-term debt - New CF&I, Inc. is estimated by discounting future cash flows based on the Partnership's incremental borrowing rate for similar types of borrowing arrangements.

 8.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

         The Partnership has noncontributory defined benefit plans covering all of the eligible employees. The plans provide benefits based on participants' years of service and compensation. The Partnership funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:


                                                    1996      1995       1994
                                                    ----      ----       ----
                                                        (IN THOUSANDS)
Service cost - benefits earned during the year    $ 2,897    $ 2,754    $ 3,262
Interest cost on projected benefit obligations        698        438        201
Actual (return) loss on plan assets                  (976)      (955)        70
Net amortization and deferral                         328        577       (300)
                                                  -------    -------    -------
                                                  $ 2,947    $ 2,814    $ 3,233
                                                  =======    =======    =======


    The following table sets forth the funded status of the plans and amount recognized in the Partnership's balance sheet as of December 31:

                                                                 1996       1995        1994
                                                                 ----       ----        ----
                                                                       (IN THOUSANDS)
Accumulated benefit obligations, including vested
     benefits of $10,961, $7,834 and $4,280                   $ 11,444    $  8,239    $  4,573
                                                              ========    ========    ========
Projected benefit obligations                                 $ 12,826    $  9,336    $  5,192
Plan assets at fair value                                       10,449       6,729       3,110
                                                              --------    --------    --------
Projected benefit obligation in excess of plan assets           (2,377)     (2,607)     (2,082)
Unrecognized net loss                                              612         822          59
                                                              --------    --------    --------
Pension liability recognized in balance sheet                 $ (1,765)   $ (1,785)   $ (2,023)
                                                              ========    ========    ========

       The following table sets forth the significant actuarial assumptions for the Partnership's pension plans:

                                                        1996     1995      1994
                                                        ----     ----      ----
Discount rate                                           7.5%     7.5%      8.5%
Rate of increase in future compensation levels          4.0%     4.0%      4.5%
Expected long-term rate of return on plan assets        8.8%     8.8%      8.8%


       Plan assets are invested in common stock and bond funds at December 31, 1996. The plans do not invest in the stock of Oregon Steel or the General Partner.


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

        The Partnership provides certain health care and life insurance benefits for substantially all of the retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.

                                                              1996       1995       1994
                                                              ----       ----       ----
                                                                    (IN THOUSANDS)
Accumulated postretirement benefit obligation:
      Retirees                                              $ 2,001    $ 1,014    $   146
      Fully eligible plan participants                        3,410      3,869      1,387
      Other active plan participants                          2,967      3,008      5,080
                                                            -------    -------    -------
                                                            $ 8,378    $ 7,891    $ 6.613
                                                            =======    =======    =======
Accumulated postretirement benefit obligation in
       excess of plan assets                                $(8,378)   $(7,891)   $(6,613)
Unrecognized net loss                                         2,208      2,422      2,002
                                                            -------    -------    -------
Postretirement liability recognized in the balance sheets   $(6,170)   $(5,469)   $(4,611)
                                                            =======    =======    =======

Net periodic postretirement benefit costs include:
        Service cost                                        $   158    $   215    $   197
        Interest cost                                           584        561        335
        Amortization of unrecognized net losses                 142        142          9
                                                            -------    -------    -------
Net periodic postretirement benefit cost                    $   884    $   918    $   541
                                                            =======    =======    =======


     The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent, 7.5 percent and 8.5 percent in 1996, 1995 and 1994, respectively.

PROFIT PARTICIPATION PLAN

     The Partnership has a profit participation plan under which it distributes quarterly to eligible employees 12 percent of its operating income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the Partnership. Expense under the plan was $275,000 in 1996, $449,000 in 1995 and zero in 1994.

THRIFT PLANS

     The Partnership has qualified thrift plans (401(k)) for eligible employees under which the Partnership matches 25 percent of the first 4 percent of the participant's deferred compensation. Partnership contribution expense in 1996, 1995 and 1994 was $417,000, $387,000 and $389,000, respectively.

9.   RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

        The Partnership pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Partnership. Oregon Steel's allocation is based on the Partnership's percentage of Oregon Steel's consolidated sales, property, plant and equipment and wages. Borrowing requirements for capital expenditures and working capital are provided through loans from Oregon Steel.

                                                          1996          1995         1994
                                                          ----          ----         ----
                                                                   (IN THOUSANDS)
Oregon Steel administrative fees                      $  3,046      $   3,548     $  3,432
Interest expense on notes payable to Oregon Steel       21,476         11,895        3,107
Debt payable to Oregon Steel at December 31            205,700        181,750      112,700
Accounts payable to Oregon Steel at December 31          5,667          4,454        4,083


NEW CF&I, INC.

        The Partnership includes in costs of sales costs related to transportation services provided by a subsidiary of the General Partner.

                                                            1996         1995         1994
                                                            ----         ----         ----
                                                                    (IN THOUSANDS)

Services from subsidiary of General Partner             $  4,416     $  5,002     $  7,200
Interest expense on notes payable to General Partner       1,553        1,503          490
Debt payable to General Partner at December 31            17,400       16,800       16,800
Accounts payable to General Partner at December 31         3,133          617          287
Interest payable on the debt at December 31                3,260        1,830          490



NIPPON STEEL CORPORATION

        In August 1994, a wholly-owned subsidiary of Nippon Steel Corporation ("Nippon") purchased 10 percent ownership in the General Partner. In 1994 the Partnership entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. The Partnership has made progress payments on the DHH rail equipment and paid certain license and technical fees.

                                                            1996      1995         1994
                                                         --------    -------      ------
                                                                 (IN THOUSANDS)
     Purchases from Nippon..............................   $2,914   $15,394       $ 2,046
     Accounts payable to Nippon at December 31..........        -     2,252             -


10.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     All material environmental remediation liabilities which are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable loss within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

     In connection with the 1993 formation of the Partnership and the acquisition of the Partnership interest by the General Partner, the Partnership accrued a liability of $36.7 million for environmental remediation at the Pueblo, Colorado, steel mill. The Partnership believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a postclosure permit. The permit contains a prioritized schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1996, the accrued liability was $35.1 million, of which $33.2 million was classified as noncurrent in the consolidated balance sheet.

GUARANTEES

     On June 19, 1996, Oregon Steel completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 ("Notes"). The Partnership has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by substantially all the property, plant and equipment and certain other assets of the Partnership, excluding accounts receivable and inventory.

     In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Partnership, and also guaranteed by the Partnership.

OTHER CONTINGENCIES

     The Partnership, in the regular course of business, is involved in investigations and claims by various regulatory agencies. The Partnership is also engaged in various legal proceedings and claims incidental to its normal business activities. Management of the Partnership does not believe that the ultimate resolution of these investigations, claims and legal proceedings will have a material effect on the Partnership.

11.  UNUSUAL AND NONRECURRING ITEMS

FOURTH QUARTER ADJUSTMENTS

     In September 1996, the Partnership lost the use of one of the two main transformers that supply electricity to the melt shop, resulting in higher costs and reduced shipments throughout the fourth quarter. The Partnership anticipates recovery from its business interruption insurance carriers of a portion of its excess costs and lost sales opportunities related to the transformer failure. As of December 31, 1996, $4.5 million of recovery had been recognized as a reduction of cost of sales of which $4 million had been received by the Partnership. The eventual total claim amount is not yet determinable. Also, the fourth quarter of 1996 was negatively impacted by approximately $3.5 million of net adjustments primarily related to inventory.

PROCEEDS FROM INSURANCE SETTLEMENT

     Sales for 1995 include approximately $4 million of insurance proceeds received as reimbursement of lost profits resulting from lost production and start-up delays at the Partnership's new rod and bar mill caused by an explosion that occurred during the third quarter 1994.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 25, 1996, the Company dismissed its prior independent accountants, Coopers & Lybrand L.L.P. ("C&L") and engaged Price Waterhouse LLP ("PW") as the independent accountants. The reports of C&L on the financial statements of the Company for the two fiscal years preceding the dismissal contained no adverse opinion or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to dismiss C&L and engage PW was approved by Oregon Steel's Audit Committee and ratified by the entire Oregon Steel Board of Directors. During the two most recent fiscal years and the subsequent interim periods preceding the dismissal, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of C&L would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and subsequent interim periods, there were no reportable events (as such term is defined in Item 304 (a)(1)(v) of Regulation S-K).


                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                 REGISTRANT AND EXECUTIVE COMPENSATION

     The following table sets forth information with respect to each director of New CF&I, Inc. including their names and ages as of February 15, 1997, business experience during the past five years and directorships in other corporations. Directors are elected each year at the annual stockholders meeting.

                                                PRINCIPAL OCCUPATION AND                                    DIRECTOR
            NAME                              CERTAIN OTHER DIRECTORSHIPS                       AGE           SINCE
            ----                              ---------------------------                       ---         --------
Thomas B. Boklund             Mr. Boklund is the Chairman of the Board of Directors, Chief      57            1993
                              Executive Officer and President of the Company.  He is also the Chairman of the Board of Directors and Chief Executive
                              Officer of Oregon Steel Mills, Inc. He was Chief Operating
                              Officer of Oregon Steel from May 1982 to July 1985, became
                              Chief Executive Officer in August 1985, and Chairman of the
                              Board of Directors in February 1992.  He also served as
                              President of Oregon Steel from May 1982 to February 1992,
                              and was reappointed as President from April 1994 to December
                              1996.  He has been a director  of Paragon Trade Brands, Inc., a manufacturer  of private label infant disposable diapers, since April 1993, and a director of Oregon Metallurgical
                              Corporation, an integrated manufacturer of titanium products, since April 1996.

L. Ray Adams                  Mr. Adams is the Vice President of Finance and Chief              46            1993
                              Financial Officer of the Company.  He served as a Director of Colorado & Wyoming Railroad  from March 1993 through
                              March 1994.  He is also the Vice President of Finance and
                              Chief Financial Officer of Oregon  Steel.  He assumed this position with Oregon Steel in April 1991.

Joe E. Corvin                 Mr. Corvin served as Senior Vice President of  Manufacturing      51            1993
                              and Chief Operating  Officer of the Company from March 1993 to August 1996.  He is the President  and Chief Operating
                              Officer of Oregon Steel.  He was Vice  President and General
                              Manager of Oregon Steel's Portland Steel Works from February
                              1992 to March 1994, served as Senior Vice President of Oregon
                              Steel from July 1996 to December 1996, and became President and Chief Operating Officer of Oregon Steel in December 1996.

Keiichiro Shimakawa           Mr. Shimakawa  became the Executive Vice President, General       48            1996
                              Manager of Nippon Steel USA, Inc., Chicago Branch, in July
                              1996.  He  served  as  Executive  Vice  President  of Nippon
                              Steel USA, Inc. from July 1994 to July 1996.  He also served as the Manager of Tin Plate Sales for the Sheet Sales
                              Department at Nippon Steel's head office in Tokyo, Japan,
                              from 1990 to July 1994.


      The following table sets forth the compensation paid to or accrued by the Company and its subsidiaries for the Chief Executive Officer and each of the four most highly paid executive officers of the Company and its subsidiaries as of December 31, 1996, and other individuals fitting such description, but not employed as such as of December 31, 1996. The Chief Executive Officer and certain other executive officers were paid by Oregon Steel. The compensation information relating to the named executive officers of the Company who are also named executives of Oregon Steel and Section 16 reporting compliance information as set forth under the captions "Executive Compensation," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Agreements," "Compensation Committee Interlocks and Insider Participation," "Board Compensation Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Oregon Steel Mills, Inc. Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference. Executive officers of the Company are listed on page 7 of this Form 10-K.




                                            SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION(FN3)             ALL OTHER COMPENSATION(3)
                                        -----------------------------------     -----------------------------
            NAME AND                                                              THRIFT PLAN
        PRINCIPAL POSITION              YEAR         SALARY       BONUS(FN1)    CONTRIBUTION(FN2)       OTHER
        ------------------              ----         ------       ----------    -----------------       -----
     Thomas B. Boklund
     President and CEO

     L. Ray Adams
     Vice President of
        Finance and Chief
        Financial Officer

     Peter Hyde                         1996          $138,997     $  868             $  -          $      -
     Vice President and                 1995           100,500      1,046                -                 -
        General Manager of              1994            94,988          -                -                 -
        CF&I Steel Works

     Jim Colzani                        1996          $ 40,002     $    -             $433         $ 120,006 (FN5)
     Vice President and                 1995           160,008      1,660              693            43,006 (FN6)
        General Manager of              1994           160,008          -              693            16,886 (FN6)
        CF&I Steel Works (FN4)

---------------------

(FN1)  Amounts earned pursuant to the Company's Profit Participation Plan.

(FN2) Matching contributions made by the Company on behalf of the named executive to the Company's Thrift Plan.

(FN3) Pension benefits accrued in 1996 are not included in this Summary Compensation Table.

(FN4)  Terminated his employment effective March 2, 1996.

(FN5)  Represents amount paid as severance.

(FN6) Represents amount paid for relocation expenses and related reimbursement of taxes paid.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    The equity of New CF&I, Inc. is held 87 percent by Oregon Steel, 10 percent by Nippon and 3 percent by Nissho Iwai. New CF&I, Inc., as general partner, has a 95.2 percent partnership interest in CF&I Steel, L.P.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For related party transactions, see Note 11 to the Company's consolidated financial statements and Note 9 to CF&I's financial statements.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

                                                                                                              PAGE
(A)   (i)     FINANCIAL STATEMENTS:

              NEW CF&I, INC.
              Report of Independent Accountants - 1996..................................................       15
              Report of Independent Accountants - 1995 and 1994.........................................       47
              Consolidated Balance Sheets at December 31, 1996, 1995 and 1994...........................       16
              Consolidated Statements of Income for each of the three years
                   in the period ended December 31, 1996................................................       17
              Consolidated Statements of Changes in Stockholders' Equity for each of the
                   three years in the period ended December 31, 1996....................................       18
              Consolidated Statements of Cash Flows for each of the three years
                   in the period ended December 31, 1996................................................       19
              Notes to Consolidated Financial Statements................................................       20

              CF&I STEEL, L.P.
              Report of Independent Accountants - 1996..................................................       29
              Report of Independent Accountants - 1995 and 1994.........................................       48
              Balance Sheets at December 31, 1996, 1995 and 1994........................................       30
              Statements of Operations for each of the three years
                   in the period ended December 31, 1996................................................       31
              Statements of Changes in Partners' Equity.................................................
                   for each of the three years in the period ended December 31, 1996....................       32
              Statements of Cash Flows for each of the three years
                   in the period ended December 31, 1996................................................       33
              Notes to Financial Statements.............................................................       34
      (ii)    Financial  Statement  Schedules for each of the three
                   years in the period ended December 31, 1996:
              Schedule II - Valuation and Qualifying Accounts...........................................       49
              Report of Independent Accountants  .......................................................       50
      (iii)   Exhibits:  References made to the list on page 51 of the exhibits filed with this report.
(B)           No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the year ended December 31, 1996.


      The Report of Independent Accountants applicable to the consolidated financial statements and financial statement schedule for the years ended December 31, 1995 and 1994 is set forth below:


REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and
Directors of New CF&I, Inc.

We have audited the accompanying consolidated balance sheets of New CF&I, Inc. and Subsidiaries as of December 31, 1993, 1994 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New CF&I, Inc. and Subsidiaries as of December 31, 1993, 1994 and 1995, and their consolidated results of operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the December 31, 1994 balance sheet has been restated to reflect the proceeds from the sale of stock as redeemable common stock.



COOPERS & LYBRAND, L.L.P.
Portland, Oregon
January 19, 1996


      The  Report  of  Independent   Accountants  applicable  to  the  financial
statements and financial statement schedule for the years ended December 31, 1995 and 1994 is set forth below:


REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of CF&I Steel, L.P.

We have audited the accompanying consolidated balance sheets of CF&I Steel, L.P. (Partnership) as of December 31, 1993, 1994 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the period March 3, 1993 (date of inception) through December 31, 1993 and for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CF&I Steel, L.P. as of December 31, 1993, 1994 and 1995, and its results of operations and its cash flows for the period March 3, 1993 (date of inception) through December 31, 1993 and for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND, L.L.P.
Portland, Oregon
January 19, 1996


                                                  NEW CF&I, INC.
                                                 CF&I STEEL, L.P.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEAR ENDED DECEMBER 31
                                                  (IN THOUSANDS)

                                                               COLUMN C
                                                      --------------------------
                                      COLUMN B        ADDITIONS                                           COLUMN E
                                     ----------                                                          ----------
                                     BALANCE AT       CHARGED TO       CHARGED                           BALANCE AT
COLUMN A                              BEGINNING       COSTS AND        TO OTHER         COLUMN D           END OF
--------                                                                               ----------
CLASSIFICATION                        OF PERIOD        EXPENSES        ACCOUNTS        DEDUCTIONS          PERIOD
--------------                       ----------       ----------       --------        ----------        ----------

     1996
     ----
Allowance for doubtful accounts            $518               -               -           $   (63)            $455
     1995
     ----
Allowance for doubtful accounts            $592               -               -           $   (74)            $518
     1994
     ----
Allowance for doubtful accounts            $673            $181               -           $  (262)            $592



---------------
                                       49


REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of New CF&I, Inc.
and the Partners of CF&I Steel, L.P.

Our audits of the consolidated financial statements referred to in our reports dated January 17, 1997 appearing on page 15 and 29 of the 1996 Annual Report on Form 10-K of New CF&I, Inc. and CF&I Steel, L.P. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K for the year ended December 31, 1996. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Portland, OR
January 17, 1997


                                LIST OF EXHIBITS

  3.1 Certificate of Incorporation of New CF&I, Inc. (Filed as exhibit 3.1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  3.2      Amended and Restated Agreement of Limited Partnership of CF&I
           Steel, L.P. dated as of March 3, 1993, by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit
           28.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
  3.3 Bylaws of New CF&I, Inc. (Filed as exhibit 3.3 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.1 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as issuer; Chemical Bank, as trustee, and New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, with respect to 11% First Mortgage
           Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
  4.2 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.3 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.4      Form of Intercreditor Agreement.  (Filed  as exhibit 4.4 to
           Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.5 Form of Guarantee of First Mortgage Notes due 2003 (Filed as exhibit 4.1 to Form 8-A of New CF&I, Inc.
           and CF&I Steel, L.P. filed on May 31, 1996, and incorporated by reference herein.)
  4.6 Form of Promissory Note (Filed as exhibit 4.2 to Form 8-A of CF&I Steel, L.P. filed on May 31, 1996 and incorporated by reference herein.)
 10.1      Asset Purchase Agreement dated as of March 3, 1993 among CF&I
           Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, The Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P.,
           New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit
           2.1 to the Current Report on Form 8-K of Oregon Steel Mills,
           Inc. dated March 3, 1993, and incorporated by reference herein.)
 27.1      Financial Data Schedule of New CF&I, Inc.
 27.2      Financial Data Schedule of CF&I Steel, L.P.
 99.1 Form of Amended and Restated Credit Agreement among Oregon Steel Mills, Inc. as the Borrower, Certain Commercial Lending
           Institutions as the Lenders, First Interstate Bank of Oregon,
           N.A. as the Administrative Agent for the Lenders, The Bank of Nova Scotia as the Syndication Agent for the Lenders and First
           Interstate Bank of Oregon, N.A. and The Bank of Nova Scotia as the Managing Agents for the Lenders. (Filed as exhibit 10.0 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                                    NEW CF&I, INC.

                                                    BY    /S/ THOMAS B. BOKLUND
                                                       ------------------------
                                                       PRESIDENT AND
                                                       CHIEF EXECUTIVE OFFICER



                                                    CF&I STEEL, L.P.

                                                    BY:  NEW CF&I, INC.
                                                         GENERAL PARTNER

                                                    BY    /S/ THOMAS B. BOKLUND
                                                       ------------------------
                                                       PRESIDENT AND
                                                       CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of New CF&I, Inc. and CF&I Steel, L.P. in the following capacities on the dates indicated.

         SIGNATURE                                      TITLE                                               DATE
         ---------                                      -----                                               ----
  /s/ Thomas B. Boklund                   Principal Executive Officer and                               March 1, 1997
----------------------------
    (Thomas B. Boklund)                   Director of New CF&I, Inc.


 /s/  L. Ray Adams                        Principal Financial and Accounting Officer and                March 1, 1997
----------------------------
    (L. Ray Adams)                        Director of New CF&I, Inc.


 /s/  Joe E. Corvin                       Director of New CF&I, Inc.                                    March 1, 1997
-----------------------
    (Joe E. Corvin)


 /s/  Keiichiro Shimakawa                 Director of New CF&I, Inc.                                    March 1, 1997
--------------------------------
    (Keiichiro Shimakawa)

