Form 10-Q
period 1997-03-31
NEW CF&I INC
filed 1997-05-13
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                               ------------------------------------------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------   --------------------

                                 NEW CF&I, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                        02-20781            93-1086900
-------------------------------------------------------------------------------
  (State or other jurisdiction of  (Commission File Number)   (IRS Employer
  incorporation or organization)                          Identification Number)

1000 Broadway Building, Suite 2200, Portland, Oregon               97205
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (503) 223-9228
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                      02-20779            93-1103440
-------------------------------------------------------------------------------
     (State or other
      jurisdiction of            (Commission File Number) (IRS Employer
incorporation or organization)                           Identification Number)

1000 Broadway Building, Suite 2200, Portland, Oregon        97205
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (503) 223-9228
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X   No
                                                         -----    -----

                                 NEW CF&I, INC.

                                CF&I STEEL, L.P.

                                      INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.  Financial Statements - New CF&I, Inc.
                                          --------------

                   Consolidated Balance Sheets
                      March 31, 1997 (unaudited)
                      and December 31, 1996 .................................2

                   Consolidated Statements of Income (unaudited)
                      Three months ended March 31, 1997
                      and 1996 ..............................................3

                   Consolidated Statements of Cash Flows (unaudited)
                      Three months ended March 31, 1997
                      and 1996 ..............................................4

                   Notes to Consolidated Financial
                      Statements (unaudited)...............................5-6

                   Financial Statements - CF&I Steel, L.P.
                                          ----------------

                   Balance Sheets
                      March 31, 1997 (unaudited)
                      and December 31, 1996 .................................7

                   Statements of Operations (unaudited)
                      Three months ended March 31, 1997
                      and 1996 ..............................................8

                   Statements of Cash Flows (unaudited)
                      Three months ended March 31, 1997
                      and 1996 ............................................. 9

                   Notes to Financial
                      Statements (unaudited)................................10

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations  ..............11-13


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.........................14


          SIGNATURES........................................................14




                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                  March 31,
                                                                    1997        December 31,
                                                                (Unaudited)         1996
                                                                -----------     ------------

                                             ASSETS
Current assets:
     Cash and cash equivalents                                    $  4,214        $      3
     Trade accounts receivable, net                                 56,394          49,380
     Inventories                                                    50,084          50,577
     Deferred tax asset                                              4,290           5,014
     Other                                                           2,077           2,045
                                                                  --------        --------
          Total current assets                                     117,059         107,019
                                                                  --------        --------

Property, plant and equipment:
     Land and improvements                                           3,530           3,530
     Buildings                                                       6,043           6,043
     Machinery and equipment                                       239,453         236,566
     Construction in progress                                        2,344           4,011
                                                                  --------        --------
                                                                   251,370         250,150
     Accumulated depreciation                                      (26,059)        (22,996)
                                                                  --------        --------
                                                                   225,311         227,154
                                                                  --------        --------

Excess of cost over net assets acquired, net                        36,707          36,962
Other assets                                                        13,958          16,927
                                                                  --------        --------
                                                                  $393,035        $388,062
                                                                  ========        ========

                                        LIABILITIES
Current liabilities:
     Current portion of long-term debt                            $  6,964        $  6,574
     Accounts payable                                               40,108          33,892
     Accrued expenses                                               16,298          17,343
                                                                  --------        --------
          Total current liabilities                                 63,370          57,809
     Long-term debt                                                 41,527          44,716
     Long-term debt - Oregon Steel Mills, Inc.                     208,400         205,700
     Environmental liability                                        32,941          33,243
     Deferred employee benefits                                      6,237           6,069
                                                                  --------        --------
                                                                   352,475         347,537
                                                                  --------        --------
Minority interests                                                     (40)            (10)
                                                                  --------        --------
Redeemable common stock                                             21,840          21,840
                                                                  --------        --------
                                    STOCKHOLDERS' EQUITY
Common stock                                                             1

Additional paid-in capital                                          16,603          16,603
Retained earnings                                                    2,156           2,091
                                                                  --------        --------
                                                                    18,760          18,695
                                                                  --------        --------
                                                                  $393,035        $388,062
                                                                  ========        ========

         The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                      1997              1996
                                                    --------          --------
Sales                                               $111,220          $112,643

Costs and expenses:
     Cost of sales                                    98,871            99,478
     Selling, general and administrative
          expenses                                     4,979             4,908
     Profit participation                                  -               275
                                                    --------          --------
          Operating income                             7,370             7,982

Other income (expense):
     Interest and dividend income                        192                10
     Interest expense                                 (7,018)           (4,581)
     Minority interest                                    31              (117)
     Other, net                                         (107)                -
                                                    --------          --------
          Income before income taxes                     468             3,294
Income tax expense                                      (403)           (1,394)
                                                    --------          --------
     Net income                                     $     65          $  1,900
                                                    ========          ========





         The accompanying notes are an integral part of the consolidated financial statements.




                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                     ------        -------
Cash flows from operating activities:
    Net income                                                      $     65      $  1,900
    Adjustments to reconcile net income to net cash
         provided  by operating activities:
             Depreciation and amortization                             3,374         3,151
             Deferred income taxes                                     3,663         1,196
             Minority interest                                           (31)          117
             Other, net                                                  183             -
             Changes in current assets and liabilities, net             (736)       (4,906)
                                                                    --------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         6,518         1,458
                                                                    --------      --------

Cash flows from investing activities:
     Additions to property, plant and equipment                       (2,397)      (11,427)
     Other, net                                                          188          (897)
                                                                    --------      --------
     NET CASH USED BY INVESTING ACTIVITIES                            (2,209)      (12,324)
                                                                    --------      --------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                         53,100        50,650
     Payments to Oregon Steel Mills, Inc.                            (50,400)      (38,500)
     Payment of long-term debt                                        (2,798)       (1,281)
                                                                    --------      --------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (98)       10,869
                                                                    --------      --------

Net increase in cash and cash equivalents                              4,211             3
Cash and cash equivalents at beginning of period                           3             -
                                                                    --------      --------
Cash and cash equivalents at end of period                          $  4,214      $      3
                                                                    ========      ========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                     $  2,318      $  1,243


NON-CASH INVESTING AND FINANCING ACTIVITIES:
At March 31, 1996, the Company financed property, plant and equipment with accounts payable of $13.7 million










         The accompanying notes are an integral part of the consolidated financial statements.


                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform with current period presentation.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1996 Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:

                                              March 31,         December 31,
                                                1997                1996
                                              --------          ------------
                                                    (In thousands)
       Raw materials                          $ 18,055              $16,246
       Semifinished product                     12,766               16,488
       Finished product                          9,822                8,245
       Stores and operating supplies             9,441                9,598
                                              --------              -------
            Total Inventory                   $ 50,084              $50,577
                                              ========              =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At March 31, 1997, the accrued liability was $35.1 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

      GUARANTEES. Oregon Steel Mills, Inc. ("Oregon Steel") has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003 ("Notes"). The Company has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all the property, plant and equipment and certain other assets of the Company, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company, and also guaranteed by the Company.

4.    Proceeds from Insurance Settlement
      ----------------------------------

      Sales for the first quarter of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company. In total, the Company received $7.0 million in insurance proceeds of which $4.5 million was recorded in the fourth quarter of 1996.




                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                  March 31,
                                                                    1997        December 31,
                                                                (Unaudited)         1996
                                                                ----------      ------------

                                             ASSETS
Current assets:
     Cash and cash equivalents                                   $   4,211       $       -
     Trade accounts receivable, net                                 55,781          48,918
     Inventories                                                    49,950          50,414
     Other                                                           1,906           1,610
                                                                 ---------        --------
          Total current assets                                     111,848         100,942
                                                                 ---------        --------

Property, plant and equipment:
     Land and improvements                                           3,525           3,525
     Buildings                                                       5,936           5,936
     Machinery and equipment                                       237,298         234,441
     Construction in progress                                        2,344           4,011
                                                                 ---------        --------
                                                                   249,103         247,913
     Accumulated depreciation                                      (25,233)        (22,225)
                                                                 ---------        --------
                                                                   223,870         225,688
                                                                                  --------

Excess of cost over net assets acquired, net                        36,707          36,963
Other assets                                                        13,173          13,202
                                                                 ---------        --------
                                                                 $ 385,598        $376,795
                                                                 =========        ========

                                             LIABILITIES
Current liabilities:
     Current portion of long-term debt                           $   6,964        $  6,574
     Accounts payable                                               43,480          37,193
     Accrued expenses                                               15,323          16,647
                                                                 ---------        --------
          Total current liabilities                                 65,767          60,414
Long-term debt                                                      41,527          44,716
Long-term debt - Oregon Steel Mills, Inc.                          208,400         205,700
Long-term debt - New CF&I, Inc.                                     21,756          17,400
Environmental liability                                             32,941          33,243
Deferred employee benefits                                           6,237           6,069
                                                                 ---------        --------
                                                                   376,628         367,542
                                                                 ---------        --------

                                            PARTNERS' EQUITY
Limited partner                                                        (40)            (10)
General partner                                                      9,010           9,263
                                                                 ---------        --------
                                                                     8,970           9,253
                                                                 ---------        --------
                                                                 $ 385,598        $376,795
                                                                 =========        ========

                      The accompanying notes are an integral part of the financial statements.


                                CF&I STEEL, L.P.

                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                 ----------------------------
                                                   1997                1996
                                                 --------            --------
 Sales                                           $109,753            $111,479

 Costs and expenses:
      Cost of sales                                97,651              98,649
      Selling, general and administrative
           expenses                                 4,845               4,777
      Profit participation                              -                 275
                                                 --------            --------
           Operating income                         7,257               7,778

 Other income (expense):
      Interest and dividend income                      8                   9
      Interest expense                             (7,441)             (4,961)
      Other, net                                     (107)                  -
                                                 --------            --------
           Net income (loss)                     $   (283)           $  2,826
                                                 ========            ========



               The accompanying notes are an integral part of the financial statements.


                                CF&I STEEL, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1997              1996
                                                                     ----------         ---------
Cash flows from operating activities:
    Net income                                                        $   (283)         $  2,826
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                               3,319             3,097
             Other, net                                                     50                 -
             Changes in current assets and liabilities, net               (809)           (4,482)
                                                                      --------          --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,277             1,441
                                                                      --------          --------

Cash flows from investing activities:
     Additions to property, plant and equipment                         (2,511)          (11,412)
     Other, net                                                            188              (898)
                                                                      --------          --------
     NET CASH USED BY INVESTING ACTIVITIES                              (2,323)          (12,310)
                                                                      --------          --------

Cash flows from financing activities:
     Borrowings from related parties                                    57,456            50,650
     Payments to related parties                                       (50,400)          (38,500)
     Payment of long-term debt                                          (2,799)           (1,281)
                                                                      --------          --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           4,257            10,869
                                                                      --------          --------

Net increase in cash and cash equivalents                                4,211                 -
Cash and cash equivalents at beginning of year                               -                 -
                                                                      --------          --------
Cash and cash equivalents at end of year                              $  4,211          $      -
                                                                      ========          ========

Supplemental disclosures of cash flow information:
   Cash paid for:
             Interest                                                 $  8,208          $  5,101


NON-CASH INVESTING AND FINANCING ACTIVITIES:
At March 31, 1996, the Company financed property, plant and equipment with accounts payable of $13.7 million.










               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Basis of Presentation
      ---------------------

      The financial statements include the accounts of CF&I Steel, L.P. ("Partnership"). Certain previously reported amounts have been reclassified to conform with current period presentation.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Partnership's 1996 Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:
                                           March 31,      December 31,
                                           ---------      ------------
                                             1997             1996
                                           ---------      ------------
                                               (In thousands)
       Raw materials                        $18,055         $16,246
       Semifinished product                  12,766          16,488
       Finished product                       9,822           8,245
       Stores and operating supplies          9,307           9,435
                                            -------         -------
                Total Inventory             $49,950         $50,414
                                            =======         =======

3.     Contingencies
       -------------

       ENVIRONMENTAL. The Partnership acquired certain assets from CF&I Steel Corporation in 1993 and established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to the Partnership which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At March 31, 1997, the accrued liability was $35.1 million related to this remediation, of which $32.9 million is classified as non-current in the balance sheet.

       GUARANTEES. Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003. The Partnership has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by substantially all the property, plant and equipment and certain other assets of the Partnership.

       In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Partnership, and also guaranteed by the Partnership.

4.     Proceeds from Insurance Settlement
       ----------------------------------

       Sales for the first quarter of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Partnership. In total, the Partnership received $7.0 million in insurance proceeds of which $4.5 million was recorded in the fourth quarter of 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, competitive products and pricing, as well as fluctuations in demand, potential equipment malfunction, plant construction and startup difficulties, repair delays, and general business and economic conditions.

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2% owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended March 31, 1997 and 1996, sales of the Partnership were 98.7 percent and 99.0 percent, respectively, of the consolidated sales of the Company. For the three months ended March 31, 1997 and 1996, cost of sales of the Partnership were 98.7 percent and 99.2 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                           Three Months Ended,
                                                March 31
                                        -------------------------
                                         1997               1996
                                        ------            -------
Tonnage sold:
     Rail                               94,800             95,100
     Rod/Bar/Wire                      112,500            112,800
     Seamless Pipe                      33,200             40,700
     Semifinished                        7,500              7,100
                                       -------            -------
          Total                        248,000            255,700
                                       =======            =======

Sales (in thousands):                 $111,220 (1)       $112,643
Average selling price per ton:        $    438 (2)       $    441

(1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

(2) Excludes insurance proceeds referred to in Note (1) above.

---------------

    Sales decreased 1.3 percent to $111.2 million in the first quarter of 1997 compared to the corresponding 1996 period. Shipments decreased 3.0 percent to 248,000 tons in the first quarter of 1997 compared to the corresponding 1996 period. The decrease in shipments in the first quarter was primarily due to decreased shipments of seamless pipe products resulting from lower production volumes associated with planned maintenance downtimes at the seamless pipe mill. Seamless pipe shipments were 33,200 tons in 1997 compared to 40,700 tons in the corresponding 1996 period.

    Selling prices decreased $3 to $438 per ton for the first quarter of 1997 compared to the corresponding 1996 period. The decrease in average selling price was primarily due to lower average selling prices for rail, bar and wire products partially offset by increased selling prices of seamless pipe products. Of the $1.4 million sales decrease for the first quarter of 1997 compared to 1996, $3.2 million was the result of volume decreases and $700,000 was the result of lower average selling price, offset by $2.5 million from insurance proceeds.

    Gross profit for the first quarter of 1997 was 8.7 percent (excluding insurance proceeds) compared to 11.7 percent for the corresponding 1996 period. The decrease in gross profit in 1997 compared to 1996 was due to higher rail and seamless pipe manufacturing costs, primarily due to the fourth quarter of 1996 power transformer outage which increased semifinished inventory costs that flowed through to cost of sales in the first quarter of 1997 and planned maintenance downtimes at the seamless pipe mill.

    Selling, general and administrative ("SG&A") for the first quarter of 1997 increased $71,000 from the corresponding 1996 period and increased as a percentage of sales to 4.5 percent in the first quarter of 1997, from 4.4 percent for the corresponding 1996 period.

    There was no profit participation expense in the first quarter of 1997 compared to $275,000 for the corresponding 1996 period. The decreased expense is a result of decreased profits in 1997 versus 1996.

    Total interest cost for the first quarter of 1997 was $7.0 million compared to $4.6 million for the corresponding 1996 period. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program, combined with increased interest rates. Capitalized interest for the first quarter of 1997 was $60,000 compared to $625,000 for the corresponding 1996 period.

    The Company's effective income tax rates were 86 percent and 42 percent for the three month period ended March 31, 1997 and 1996, respectively. The effective tax rate for the first quarter of 1997 varied from the combined state and federal statutory rates due to miscellaneous adjustments to the Company's tax accounts.

Liquidity and Capital Resources
-------------------------------

    Cash flow from operations for the three months ended March 31, 1997 was $6.5 million compared to $1.5 million in the corresponding 1996 period. The major items affecting this $5.0 million increase were a lower increase in accounts receivable ($9.6 million), an increase in deferred income taxes ($2.5 million), and an increase in accounts payable ($7.8 million), offset by a lower net income ($1.8 million), and a lower decrease in inventory ($12.3 million).

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of March 31, 1997, $208.4 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 1997, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over 10 years with interest at 9.5 percent. As of March 31, 1997, the outstanding balance on the debt was $48.5 million, of which $41.5 million was classified as long-term debt.

    Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003. The Company and the Partnership have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and the Partnership, excluding accounts receivable and inventory.

    In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company and the Partnership, and also guaranteed by the Company and the Partnership.

    The Company expects that anticipated needs for working capital and the capital expenditure program will be met from funds generated from operations and available borrowings from Oregon Steel.

    CAPITAL EXPENDITURES. During the first quarter of 1997, the Company expended approximately $2.3 million, excluding capitalized interest, on capital projects.

PART II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)   Exhibits

              27.1      Financial Data Schedule - New CF&I, Inc.
              27.2      Financial Data Schedule - CF&I Steel, L.P.

        (b)   Reports on Form 8-K

              None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NEW CF&I, INC.


Date:  May 12, 1997                           /s/  Christopher D. Cassard
                                      --------------------------------------
                                                  Christopher D. Cassard
                                                     Corporate
Controller


                                                   CF&I STEEL, L.P.
                                                  By:  New CF&I, Inc.
                                                    General Partner



Date:  May 12, 1997                          /s/  Christopher D. Cassard
                                      ---------------------------------------
                                                 Christopher D. Cassard
                                                  Corporate Controller
                                                     New CF&I, Inc.