Form 10-Q
period 1997-06-30
NEW CF&I INC
filed 1997-08-12
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                               ------------------------------------------------
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

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL  INFORMATION

         Item 1.   Financial Statements - New CF&I, Inc.
                                          --------------

                   Consolidated Balance Sheets
                      June 30, 1997 (unaudited)
                      and December 31, 1996 ..................................2

                   Consolidated Statements of Income (unaudited)
                      Three months and six months ended June 30, 1997
                      and 1996 ...............................................3

                   Consolidated Statements of Cash Flows (unaudited)
                      Six months ended June 30, 1997
                      and 1996 ...............................................4

                   Notes to Consolidated Financial
                      Statements (unaudited)................................5-6

                   Financial Statements - CF&I Steel, L.P.
                                          ----------------

                   Balance Sheets
                      June 30, 1997 (unaudited)
                      and December 31, 1996 ..................................7

                   Statements of Operations (unaudited)
                      Three months and six months ended June 30, 1997
                      and 1996 ...............................................8

                   Statements of Cash Flows (unaudited)
                      Six months ended June 30, 1997
                      and 1996 .............................................. 9

                   Notes to Financial
                      Statements (unaudited).................................10

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  ................11-13


PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K..........................14


         SIGNATURES..........................................................14

                                      NEW CF&I, INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)

                                                     June30,
                                                      1997         December 31,
                                                   (Unaudited)        1996
                                                   -----------     ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                     $   7,328        $       3
     Trade accounts receivable, net                   41,711           49,380
     Inventories                                      42,597           50,577
     Deferred tax asset                                4,290            5,014
     Other                                             3,203            2,045
                                                   ---------        ---------
          Total current assets                        99,129          107,019
                                                   ---------        ---------

Property, plant and equipment:
     Land and improvements                             3,491            3,530
     Buildings                                        15,710            6,043
     Machinery and equipment                         228,093          236,566
     Construction in progress                          2,961            4,011
                                                   ---------        ---------
                                                     250,255          250,150
     Accumulated depreciation                        (28,341)         (22,996)
                                                   ---------        ---------
                                                     221,914          227,154
                                                   ---------        ---------

Excess of cost over net assets acquired               36,452           36,962
Other assets                                          13,296           16,927
                                                   ---------        ---------
                                                   $ 370,791        $ 388,062
                                                   =========        =========
                                      LIABILITIES
Current liabilities:
     Current portion of long-term debt             $   6,964        $   6,574
     Accounts payable                                 42,786           33,892
     Accrued expenses                                 21,694           17,343
                                                   ---------        ---------
          Total current liabilities                   71,444           57,809
     Long-term debt                                   41,527           44,716
     Long-term debt - Oregon Steel Mills, Inc.       176,000          205,700
     Environmental liability                          32,941           33,243
     Deferred employee benefits                        6,400            6,069
                                                   ---------        ---------
                                                     328,312          347,537
                                                   ---------        ---------
Minority interests                                       107              (10)
                                                   ---------        ---------
Redeemable common stock                               21,840           21,840
                                                   ---------        ---------
                              STOCKHOLDERS' EQUITY
Common stock                                               1                1
Additional paid-in capital                            16,603           16,603
Retained earnings                                      3,928            2,091
                                                   ---------        ---------
                                                      20,532           18,695
                                                   ---------        ---------
                                                   $ 370,791        $ 388,062
                                                   =========        =========

         The accompanying notes are an integral part of the consolidated financial statements.



                                              NEW CF&I, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands)
                                                (Unaudited)




                                                   Three Months Ended            Six Month
                                                        June 30,                 June 30,
                                                 ----------------------    ----------------------
                                                    1997         1996         1997         1996
                                                 ---------    ---------    ---------    ---------

Sales                                            $ 119,549    $  92,258    $ 230,769    $ 204,901

Costs and expenses:
     Cost of sales                                 104,244       85,496      203,115      184,975
     Selling, general and administrative
          expenses                                   5,382        4,614       10,360        9,521
     Profit participation                              344           --          344          275
                                                 ---------    ---------    ---------    ---------
          Operating income                           9,579        2,148       16,950       10,130

Other income (expense):
     Interest and dividend income                       17            9           25           19
     Interest expense                               (6,646)      (4,612)     (13,480)      (9,194)
     Minority interest                                (147)         173         (117)          56
     Other, net                                        314          570          207          570
                                                 ---------    ---------    ---------    ---------
          Income (loss) before income taxes          3,117       (1,712)       3,585        1,581
Income tax benefit (expense)                        (1,345)         743       (1,748)        (651)
                                                 ---------    ---------    ---------    ---------
     Net income (loss)                           $   1,772    $    (969)   $   1,837    $     930
                                                 =========    =========    =========    =========



            The accompanying notes are an integral part of the consolidated financial statements.

                                                        3




                                              NEW CF&I, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                              (Unaudited)


                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                         1997           1996
                                                                      ---------      -----------

Cash flows from operating activities:
    Net income                                                        $   1,837      $     930
    Adjustments to reconcile net income to net cash
         provided  by operating activities:
             Depreciation and amortization                                6,586          6,325
             Deferred income taxes                                        4,455            465
             Minority interest                                              117            (64)
             Other, net                                                  (1,976)          (570)
             Changes in current assets and liabilities, net              27,860          9,044
                                                                      ---------      ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                           38,879         16,130
                                                                      ---------      ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                          (3,752)       (21,385)
     Proceeds from disposal of property, plant and equipment              4,861            594
     Other, net                                                            (165)          (905)
                                                                      ---------      ---------
     NET CASH  PROVIDED (USED) BY INVESTING ACTIVITIES                      944        (21,696)
                                                                      ---------      ---------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                            87,400        102,750
     Payments to Oregon Steel Mills, Inc.                              (117,100)       (95,900)
     Payment of long-term debt                                           (2,798)        (1,281)
                                                                      ---------      ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (32,498)         5,569
                                                                      ---------      ---------

Net increase in cash and cash equivalents                                 7,325              3
Cash and cash equivalents at beginning of period                              3             --
                                                                      ---------      ---------
Cash and cash equivalents at end of period                            $   7,328      $       3
                                                                      =========      =========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                       $  14,043      $   9,154
       Income taxes paid to parent company                                   --            338


NON-CASH INVESTING AND FINANCING ACTIVITIES:
At June 30, 1997 and 1996, the Company financed property, plant and equipment with accounts payable of $1.2 million and $10.1 million, respectively.










 The accompanying notes are an integral part of the consolidated financial statements.

                                        4

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("Company"). All significant intercompany balances and transactions have been eliminated upon consolidation.

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

2.    Inventories
      -----------

      Inventories consist of:

                                              June 30,     December 31,
                                                1997           1996
                                             ---------     ------------
                                                  (In thousands)
        Raw materials                         $17,152        $16,246
        Semifinished product                   12,541         16,488
        Finished product                        4,569          8,245
        Stores and operating supplies           8,335          9,598
                                              -------        -------
                                              $42,597        $50,577
                                              =======        =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1997, CF&I has a reserve of $35.1 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

      GUARANTEES. Oregon Steel Mills, Inc. ("Oregon Steel") has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003. The Company has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company, and also guaranteed by the Company.

4.    Proceeds from Insurance Settlement
      ----------------------------------

      Sales for the first six months of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company. In total, the Company received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in the fourth quarter of 1996.

                                   CF&I STEEL, L.P.
                                    BALANCE SHEETS
                                    (In thousands)

                                                       June 30,
                                                         1997      December 31,
                                                     (Unaudited)        1996
                                                     -----------   ------------
                                         ASSETS
Current assets:
     Cash and cash equivalents                       $   7,326      $      --
     Trade accounts receivable, net                     41,100         48,918
     Inventories                                        42,451         50,414
     Other                                               3,071          1,610
                                                     ---------      ---------
          Total current assets                          93,948        100,942
                                                     ---------      ---------

Property, plant and equipment:
     Land and improvements                               3,486          3,525
     Buildings                                          15,604          5,936
     Machinery and equipment                           225,937        234,441
     Construction in progress                            2,961          4,011
                                                     ---------      ---------
                                                       247,988        247,913
     Accumulated depreciation                          (27,460)       (22,225)
                                                     ---------      ---------
                                                       220,528        225,688
                                                     ---------      ---------

Excess of cost over net assets acquired                 36,452         36,963
Other assets                                            13,302         13,202
                                                     ---------      ---------
                                                     $ 364,230      $ 376,795
                                                     =========      =========

                                     LIABILITIES
Current liabilities:
     Current portion of long-term debt               $   6,964      $   6,574
     Accounts payable                                   46,751         37,193
     Accrued expenses                                   20,304         16,647
                                                     ---------      ---------
          Total current liabilities                     74,019         60,414
Long-term debt                                          41,527         44,716
Long-term debt - Oregon Steel Mills, Inc.              176,000        205,700
Long-term debt - New CF&I, Inc.                         21,756         17,400
Environmental liability                                 32,941         33,243
Deferred employee benefits                               6,400          6,069
                                                     ---------      ---------
                                                       352,643        367,542
                                                     ---------      ---------
                                   PARTNERS' EQUITY
Limited partner                                            107            (10)
General partner                                         11,480          9,263
                                                     ---------      ---------
                                                        11,587          9,253
                                                     ---------      ---------
                                                     $ 364,230      $ 376,795
                                                     =========      =========

               The accompanying notes are an integral part of the
                             financial statements.




                                               CF&I STEEL, L.P.
                                          STATEMENTS OF OPERATIONS
                                               (In thousands)
                                                 (Unaudited)


                                                           Three Months Ended       Six Months Ended
                                                                June 30,                 June30,
                                                        ----------------------    ----------------------
                                                           1997         1996         1997         1996
                                                        ---------    ---------    ---------    ---------
Sales                                                   $ 117,749    $  91,041    $ 227,502    $ 202,520
Costs and expenses:
     Cost of sales                                        102,733       84,601      200,384      183,251
     Selling, general and administrative
          expenses                                          5,247        4,476       10,093        9,252
     Profit participation                                     344           --          344          275
                                                        ---------    ---------    ---------    ---------

          Operating income                                  9,425        1,964       16,681        9,742

Other income (expense):
     Interest and dividend income                              17            9           25           19
     Interest expense                                      (7,139)      (4,998)     (14,580)      (9,961)
     Other, net                                               314          570          207          570
                                                        ---------    ---------    ---------    ---------
          Net income (loss)                             $   2,617    $  (2,455)   $   2,333    $     370
                                                        =========    =========    =========    =========



           The accompanying notes are an integral part of the financial statements.




                                               CF&I STEEL, L.P.
                                           STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                                                            Six Months Ended June 30,
                                                                            --------------------------
                                                                                1997           1996
                                                                            ----------      ----------

Cash flows from operating activities:
    Net income                                                               $   2,333      $     370
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                                       6,476          6,217
             Other, net                                                         (1,945)          (570)
             Changes in current assets and liabilities, net                     27,536          9,650
                                                                             ---------      ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                  34,400         15,667
                                                                             ---------      ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                                 (3,628)       (21,359)
     Proceeds from disposal of property, plant and equipment                     4,861            594
     Other, net                                                                   (164)          (905)
                                                                             ---------      ---------
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            1,069        (21,670)
                                                                             ---------      ---------

Cash flows from financing activities:
     Borrowings from related parties                                            91,756        103,350
     Payments to related parties                                              (117,100)       (95,900)
     Payment of long-term debt                                                  (2,799)        (1,281)
     Partner distributions                                                          --           (166)
                                                                             ---------      ---------
     NET CASH PROVIDED  (USED) BY FINANCING ACTIVITIES                         (28,143)         6,003
                                                                             ---------      ---------

Net increase in cash and cash equivalents                                        7,326             --
Cash and cash equivalents at beginning of year                                      --             --
                                                                             ---------      ---------
Cash and cash equivalents at end of year                                     $   7,326      $      --
                                                                             =========      =========

Supplemental disclosures of cash flow information:
   Cash paid for:
             Interest                                                        $  14,043      $   9,154


NON-CASH INVESTING AND FINANCING ACTIVITIES:
At June 30, 1997 and 1996, the Company financed property, plant and equipment with accounts payable of $1.2 million and $10.1 million, respectively.









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

2.      Inventories
        -----------

        Inventories consist of:

                                              June 30,            December 31,
                                                1997                  1996
                                             ----------          --------------
                                                    (In thousands)
        Raw materials                         $17,152                   $16,246
        Semifinished product                   12,541                    16,488
        Finished product                        4,569                     8,245
        Stores and operating supplies           8,189                     9,435
                                              -------                   -------
                                              $42,451                   $50,414
                                              =======                   =======


3.      Contingencies
        -------------

        ENVIRONMENTAL.  The Partnership acquired certain assets from CF&I
        Steel Corporation in 1993 and established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public
        Health and Environment issued a 10-year post-closure permit with two ten-year renewals to the Partnership which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1997, the Partnership has a reserve of $35.1 million related to this remediation, of which $32.9 million is classified as non-current in the balance sheet.

        GUARANTEES. Oregon Steel Mills, Inc. ("Oregon Steel") has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003.
        The Partnership has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Partnership, excluding accounts receivable and inventory.

   4.   Proceeds from Insurance Settlement
        ----------------------------------

        Sales for the first six month of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Partnership. In total, the Partnership received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in the fourth quarter of 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, plant construction and start-up difficulties, repair delays, and general business and economic conditions.

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2 percent owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad,serving principally the Pueblo mill. For the three months ended
June 30, 1997and 1996 and the six months ended June 30, 1997 and 1996, sales of the Partnership were 98.5 percent, 98.7 percent, 98.6 percent and 98.8 percent, respectively, of the consolidated sales of the Company. For the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996, cost of sales of the Partnership were 98.6 percent, 99.0 percent, 98.6 percent, and 99.1 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:


                                  Three Months Ended       Six Months Ended
                                         June 30,              June 30,
                                  -------------------   ----------------------
                                    1997       1996       1997          1996
                                  --------   --------   --------      --------
   Tonnage sold:
     Rail                          104,300     61,600    199,000       156,800
     Rod/Bar/Wire                  123,500    104,100    236,000       216,800
     Seamless Pipe                  34,700     34,000     67,900        74,600
     Semifinished                   12,100     14,000     19,600        21,100
                                  --------   --------   --------      --------
          Total                    274,600    213,700    522,500       469,300
                                  ========   ========   ========      ========

Sales (in thousands):             $119,549   $ 92,258   $230,769(FN1) $204,901
Average selling price per ton:    $    435   $    432   $    437(FN2) $    437

(FN1)Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

(FN2)Excludes insurance proceeds referred to in Note (1) above.

------------------------

    The Company's sales increased 29.6 percent to $119.5 million in the second quarter of 1997 and increased 12.6 percent to $230.8 million for the first six months of 1997, compared to the corresponding 1996 periods. Shipments increased
28.5 percent to 274,600 tons in the second quarter of 1997 and increased 11.3 percent to 522,500 tons in the first six months of 1997, compared to the corresponding 1996 periods. The increase in sales and shipments was primarily due to increased shipments of rail and rod and bar products in 1997. Rail shipments were 104,300 and 199,000 tons during the three and six month periods ended June 30, 1997, compared to 61,600 and 156,800 tons in the corresponding 1996 periods. Rod and bar shipments were 112,100 and 212,300 tons during the three and six month periods ended June 30, 1997 compared to 89,200 and 186,300 tons in the corresponding 1996 periods.

    The Company's average selling prices increased $3 to $435 per ton for the second quarter of 1997 and remained unchanged at $437 per ton for the first six months of 1997, compared to the corresponding 1996 periods. Selling prices increased in the three and six month periods ended June 30, 1997 due to increased rail shipments and higher seamless pipe product prices. These increases were offset by increased shipments of the lower priced rod and bar products in the first six months of 1997 and lower shipments of seamless pipe products in the second quarter of 1997. Of the $27.3 million sales increase in the second quarter of 1997, $26.5 million was the result of volume increases and $800,000 the result of the higher average selling prices. Of the $25.9 million sales increase for the first six months of 1997, $23.4 million was the result of volume increases and $2.5 million from the 1997 insurance settlement.

    The Company's gross profit for the three and six month periods ended June 30, 1997 was 12.8 and 12.0 percent, respectively, compared to 7.3 and 9.7 percent for the corresponding 1996 periods. The gross profit improvement in 1997 compared to 1996 was due to increased rail shipments, products on which the Company generally realizes a higher gross margin per ton, higher seamless pipe product prices and reduced costs due to increased steel production and improved operating efficiencies. In addition, second quarter 1996 gross profit was negatively impacted by approximately $1.6 million due to higher costs and reduced shipments as a result of the outage of the ladle refining furnace.

    The Company's selling, general and administrative expenses for the three and six month periods ended June 30, 1997 increased $768,000 and $839,000, respectively, from the corresponding periods in 1996. The increase was primarily due to increased shipping expenses resulting from increased tons shipped in 1997.

    The Company's profit participation expense was $344,000 for the three and six month periods ended June 30, 1997, compared to none and $275,000 for the corresponding 1996 periods.

    The Company's total interest cost for the three and six month periods ended June 30, 1997 was $6.7 million and $13.6 million, respectively, compared to $4.6 million and $9.2 million for the corresponding periods in 1996. The higher interest cost primarily is the result of additional debt incurred to fund the capital expenditure program, combined with increased interest rates. Capitalized interest for the three and six month periods ended June 30, 1997 was $79,000 and $139,000, respectively, compared to $784,000 and $1.4 million for the corresponding 1996 periods.

    The Company's effective tax rate was 43 percent and 49 percent for the three and six month periods ended June 30, 1997, respectively, compared to a 43 percent benefit and 41 percent for the corresponding 1996 periods. The effective tax rate for the first six months of 1997 varied from the combined state and federal statutory rates due to miscellaneous adjustments to the Company's tax accounts.

Liquidity and Capital Resources
-------------------------------

    The Company's cash flow from operations for the six months ended June 30, 1997 was $38.9 million compared to $16.1 million in the corresponding 1996 period. The major items affecting this $22.8 million increase were a larger decrease in deferred tax assets ($4.0 million), a larger decrease in accounts receivable ($5.5 million), and an increase in accounts payable versus a decrease in 1996 ($14.4 million). These increases were partially offset by a smaller increase in accrual expenses ($2.3 million) and a larger gain on sale of fixed assets ($1.4 million).

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Partnership has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of June 30, 1997, $176.0 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Partnership and, although demand for repayment is not expected in 1997, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Partnership would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Partnership were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Partnership than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Partnership as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over 10 years with interest at 9.5 percent. As of June 30, 1997, the outstanding balance on the debt was $48.4 million, of which $41.5 million was classified as long-term debt.

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

    CAPITAL EXPENDITURES. During the first six months of 1997, the Company expended approximately $3.5 million, excluding capitalized interest, on capital projects.

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

                                                 NEW CF&I, INC.


Date:  August 8, 1997                      /s/ Christopher D. Cassard
                                          ------------------------------
                                              Christopher D. Cassard
                                               Corporate Controller


                                                CF&I STEEL, L.P.
                                               By:  New CF&I, Inc.
                                                General Partner


Date:  August 8, 1997                       /s/ Christopher D. Cassard
                                          -----------------------------
                                              Christopher D. Cassard
                                               Corporate Controller
                                                   New CF&I, Inc.