Form 10-Q
period 1997-09-30
NEW CF&I INC
filed 1997-11-14
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                               ------------------------------------------------
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

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                      INDEX

                                                                          Page
                                                                          ----
PART I.  FINANCIAL  INFORMATION

         Item 1.  Financial Statements - New CF&I, Inc.
                                         --------------

                  Consolidated Balance Sheets
                     September 30, 1997 (unaudited)
                     and December 31, 1996 .................................2

                  Consolidated Statements of Income (unaudited)
                     Three months and nine months ended
                     September 30, 1997 and 1996 ...........................3

                  Consolidated Statements of Cash Flows (unaudited)
                     Nine months ended September 30, 1997
                     and 1996 ..............................................4

                  Notes to Consolidated Financial
                     Statements (unaudited)...............................5-6

                  Financial Statements - CF&I Steel, L.P.
                                         ----------------

                  Balance Sheets
                     September 30, 1997 (unaudited)
                     and December 31, 1996 .................................7

                  Statements of Operations (unaudited)
                     Three months and nine months ended
                     September 30, 1997 and 1996 ...........................8

                  Statements of Cash Flows (unaudited)
                     Nine months ended September 30, 1997
                     and 1996 ............................................. 9

                  Notes to Financial
                     Statements (unaudited).............................10-11

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  ..............12-14


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.........................15


         SIGNATURES........................................................15

                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                      September 30,
                                                          1997      December 31,
                                                      (Unaudited)       1996
                                                     ------------   -----------
                                       ASSETS
Current assets:
     Cash and cash equivalents                         $       3    $       3
     Trade accounts receivable, net                       46,455       49,380
     Inventories                                          47,121       50,577
     Deferred tax asset                                    4,290        5,014
     Other                                                 3,081        2,045
                                                       ---------    ---------
          Total current assets                           100,950      107,019
                                                       ---------    ---------

Property, plant and equipment:
     Land and improvements                                 3,612        3,530
     Buildings                                            15,710        6,043
     Machinery and equipment                             229,115      236,566
     Construction in progress                              5,191        4,011
                                                       ---------    ---------
                                                         253,628      250,150
     Accumulated depreciation                            (31,466)     (22,996
                                                       ---------    ---------
                                                         222,162      227,154
                                                       ---------    ---------

Excess of cost over net assets acquired                   36,197       36,962
Other assets                                              13,263       16,927
                                                       ---------    ---------
                                                       $ 372,572    $ 388,062
                                                       =========    =========
                                     LIABILITIES
Current liabilities:
     Current portion of long-term debt                 $   7,373    $   6,574
     Accounts payable                                     43,291       33,892
     Accrued expenses                                     22,279       17,343
                                                       ---------    ---------
          Total current liabilities                       72,943       57,809
     Long-term debt                                       38,187       44,716
     Long-term debt - Oregon Steel Mills, Inc            171,550      205,700
     Environmental liability                              32,941       33,243
     Deferred employee benefits                            6,574        6,069
     Deferred income taxes                                 2,003            -
                                                       ---------    ---------
                                                         324,198      347,537
                                                       ---------    ---------
Minority interests                                           390          (10)
                                                       ---------    ---------
Redeemable common stock                                   21,840       21,840
                                                       ---------    ---------
                              STOCKHOLDERS' EQUITY
Common stock                                                   1            1
Additional paid-in capital                                16,603       16,603
Retained earnings                                          9,540        2,091
                                                       ---------    ---------
                                                          26,144       18,695
                                                       ---------    ---------
                                                       $ 372,572    $ 388,062
                                                       =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.



                                                 NEW CF&I, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                 (In thousands)
                                                   (Unaudited)



                                                        Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                   -----------------------    -----------------------
                                                        1997        1996         1997         1996
                                                   -----------   ----------   ----------   ----------

Sales                                               $ 118,099    $  95,268    $ 348,867    $ 300,169

Costs and expenses:
     Cost of sales                                     97,297       87,948      300,412      272,924
     Selling, general and administrative
          expenses                                      5,430        4,027       15,791       13,547
     Profit participation                                 987           --        1,330          275
                                                    ---------    ---------    ---------    ---------
          Operating income                             14,385        3,293       31,334       13,423

Other income (expense):
     Interest and dividend income                          19            8           44           26
     Interest expense                                  (6,080)      (6,386)     (19,560)     (15,579)
     Minority interest                                   (283)         204         (399)         260
     Other, net                                         1,309           50        1,516          620
                                                    ---------    ---------    ---------    ---------
          Income (loss) before income taxes             9,350       (2,831)      12,935       (1,250)
Income tax benefit (expense)                           (3,738)       1,096       (5,486)         445
                                                    ---------    ---------    ---------    ---------
     Net income (loss)                              $   5,612    $  (1,735)   $   7,449    $    (805)
                                                    =========    =========    =========    =========





                The accompanying notes are an integral part of the consolidated financial statements.


                                                  -3-




                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     1997             1996
                                                                 -------------    --------------

Cash flows from operating activities:
    Net income (loss)                                            $   7,449        $    (805)
    Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
             Depreciation and amortization                          10,212            9,721
             Deferred income taxes                                   6,452            9,043
             Minority interest                                         399             (268)
             Other, net                                             (3,209)            (620)
             Changes in current assets and liabilities, net         20,578           (5,396)
                                                                 ---------        ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      41,881           11,675
                                                                 ---------        ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                     (8,398)         (32,197)
     Proceeds from disposal of property, plant and equipment         6,561               --
     Other, net                                                       (164)            (272)
                                                                 ---------        ---------
     NET CASH USED BY INVESTING ACTIVITIES                          (2,001)         (32,469)
                                                                 ---------        ---------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                      141,039          161,150
     Payments to Oregon Steel Mills, Inc.                         (175,189)        (136,400)
     Payment of long-term debt                                      (5,730)          (3,953)
                                                                 ---------        ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              (39,880)          20,797
                                                                 ---------        ---------

Net increase in cash and cash equivalents                               --                3
Cash and cash equivalents at beginning of period                         3               --
                                                                 ---------        ---------
Cash and cash equivalents at end of period                       $       3        $       3
                                                                 =========        =========

Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest                                                  $  21,435        $  16,949
       Income taxes paid to parent company                              --              338


NON-CASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 1997 and 1996, the Company financed property, plant and equipment with accounts payable of $615,000 and $1.8 million, respectively.










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

2.    Inventories
      -----------

      Inventories consist of:

                                            September 30,       December 31,
                                                1997                1996
                                            ------------        ------------
                                                    (In thousands)
       Raw materials                         $17,783              $16,246
       Semifinished product                   14,991               16,488
       Finished product                        5,107                8,245
       Stores and operating supplies           9,240                9,598
                                             -------              -------
                                             $47,121              $50,577
                                             =======              =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1997, CF&I has a reserve of $35.0 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

      GUARANTEES. Oregon Steel Mills, Inc. ("Oregon Steel") has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company, and also guaranteed by the Company.

4.    Proceeds from Insurance Settlement
      ----------------------------------

      Sales for the first nine months of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company. In total, the Company received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in the fourth quarter of 1996.

5.    Subsequent Event
      ----------------

      The labor contract between the United Steelworkers of America ("USWA") and the Company expired on September 30, 1997. On October 3, 1997, the USWA called a strike at the Company's steel mill in Pueblo, Colorado. The Company is in the process of hiring replacement workers and has partially resumed operations at the mill. Due to the strike in progress, the Company expects the results of operations to be negatively impacted during the fourth quarter of 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)
                                                     September 30,
                                                          1997      December 31,
                                                      (Unaudited)       1996
                                                      ------------  ------------
                                         ASSETS
Current assets:
     Cash and cash equivalents                         $      --    $      --
     Trade accounts receivable, net                       45,790       48,918
     Inventories                                          46,973       50,414
     Other                                                 2,888        1,610
                                                       ---------    ---------
          Total current assets                            95,651      100,942
                                                       ---------    ---------

Property, plant and equipment:
     Land and improvements                                 3,607        3,525
     Buildings                                            15,604        5,936
     Machinery and equipment                             226,951      234,441
     Construction in progress                              4,876        4,011
                                                       ---------    ---------
                                                         251,038      247,913
     Accumulated depreciation                            (30,531)     (22,225)
                                                       ---------    ---------
                                                         220,507      225,688
                                                       ---------    ---------

Excess of cost over net assets acquired                   36,197       36,963
Other assets                                              13,264       13,202
                                                       ---------    ---------
                                                       $ 365,619    $ 376,795
                                                       =========    =========
                                       LIABILITIES
Current liabilities:
     Current portion of long-term debt                 $   7,373    $   6,574
     Accounts payable                                     45,271       37,193
     Accrued expenses                                     21,516       16,647
                                                       ---------    ---------
          Total current liabilities                       74,160       60,414
Long-term debt                                            38,187       44,716
Long-term debt - Oregon Steel Mills, Inc.                171,550      205,700
Long-term debt - New CF&I, Inc.                           21,756       17,400
Environmental liability                                   32,942       33,243
Deferred employee benefits                                 6,574        6,069
                                                       ---------    ---------
                                                         345,169      367,542
                                                       ---------    ---------
                                     PARTNERS' EQUITY
Limited partner                                              390          (10)
General partner                                           20,060        9,263
                                                       ---------    ---------
                                                          20,450        9,253
                                                       ---------    ---------
                                                       $ 365,619    $ 376,795
                                                       =========    =========

               The accompanying notes are an integral part of the financial statements.



                                                     CF&I STEEL, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                      (In thousands)
                                                        (Unaudited)


                                                       Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                     -----------------------   -----------------------
                                                        1997          1996         1997        1996
                                                     ----------    ---------   ----------  -----------
Sales                                                $ 116,690    $  94,009    $ 344,192    $ 296,529
Costs and expenses:
     Cost of sales                                      96,303       87,013      296,686      270,264
     Selling, general and administrative
          expenses                                       5,292        3,896       15,387       13,148
     Profit participation                                  987           --        1,330          275
                                                     ---------    ---------    ---------    ---------
          Operating income                              14,108        3,100       30,789    $  12,842

Other income (expense):
     Interest and dividend income                           19            7           44           26
     Interest expense                                   (6,573)      (6,781)     (21,153)     (16,742)
     Other, net                                          1,309           50        1,517          620
                                                     ---------    ---------    ---------    ---------
          Net income (loss)                          $   8,863    $  (3,624)   $  11,197    $  (3,254)
                                                     =========    =========    =========    =========



                              The accompanying notes are an integral part of the financial statements.


                                                      -8-


                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                    1997          1996
                                                           ---------------   -------------
Cash flows from operating activities:
    Net income (loss)                                           $  11,197      $  (3,254)
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                         10,047          9,558
             Other, net                                            (3,007)          (620)
             Changes in current assets and liabilities, net        18,934          5,361
                                                                ---------      ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                     37,171         11,045
                                                                ---------      ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                    (8,044)       (32,171)
     Proceeds from disposal of property, plant and equipment        6,561            654
     Other, net                                                      (164)          (926)
                                                                ---------      ---------
     NET CASH USED BY INVESTING ACTIVITIES                         (1,647)       (32,443)
                                                                ---------      ---------

Cash flows from financing activities:
     Borrowings from related parties                              145,395        161,750
     Payments to related parties                                 (175,189)      (136,400)
     Payment of long-term debt                                     (5,730)        (3,952)
                                                                ---------      ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (35,524)        21,398
                                                                ---------      ---------

Net increase in cash and cash equivalents                              --             --
Cash and cash equivalents at beginning of year                         --             --
                                                                ---------      ---------
Cash and cash equivalents at end of year                        $      --      $      --
                                                                =========      =========

Supplemental disclosures of cash flow information:
     Cash paid for:
             Interest                                           $  21,435      $  16,949


NON-CASH INVESTING AND FINANCING ACTIVITIES:

At September 30, 1997 and 1996, the Company financed property, plant and equipment with accounts payable of $615,000 and $1.8 million, respectively.




                      The accompanying notes are an integral part of the financial statements.

                                               -9-

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

2.    Inventories
      -----------

         Inventories consist of:

                                           September 30,           December 31,
                                               1997                    1996
                                           -------------           ------------
                                                      (In thousands)
      Raw materials                          $17,783                 $16,246
      Semifinished product                    14,991                  16,488
      Finished product                         5,107                   8,245
      Stores and operating supplies            9,092                   9,435
                                             -------                 -------
                                             $46,973                 $50,414
                                             =======                 =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Partnership acquired certain assets from CF&I Steel Corporation in 1993 and established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to the Partnership which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1997, the Partnership has a reserve of $35.0 million related to this remediation, of which $32.9 million is classified as non-current in the balance sheet.

      GUARANTEES. Oregon Steel Mills, Inc. ("Oregon Steel") has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Partnership has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Partnership, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Partnership, and also guaranteed by the Partnership.

   4. Proceeds from Insurance Settlement
      ----------------------------------

      Sales for the first nine month of 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Partnership. In total, the Partnership received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in the fourth quarter of 1996.

5.    Subsequent Event
      ----------------

      The labor contract between the USWA and the Partnership expired on September 30, 1997. On October 3, 1997, the USWA called a strike at the Partnership's steel mill in Pueblo, Colorado. The Partnership is in the process of hiring replacement workers and has partially resumed operations at the mill. Due to the strike in progress, the Partnership expects the results of operations to be negatively impacted during the fourth quarter of 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, plant construction and start-up difficulties, repair delays, work stoppages, and general business and economic conditions.

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2 percent owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996, sales of the Partnership were 98.8 percent, 98.7 percent, 98.7 percent and
98.8 percent, respectively, of the consolidated sales of the Company. For the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996, cost of sales of the Partnership were 99.0 percent,
98.9 percent, 98.8 percent, and 99.0 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                               Three Months Ended         Nine Months Ended
                                   September 30,            September 30,
                             -----------------------  -------------------------
                               1997          1996        1997           1996
                             --------      ---------  ----------      ---------
     Tonnage sold:
          Rail               100,900         43,400     299,900        200,200
          Rod/Bar/Wire       119,200        107,700     355,200        324,600
          Seamless Pipe       39,100         39,100     107,000        113,600
          Semifinished         1,900         31,900      21,600         53,000
                             -------        -------     -------        -------
               Total         261,100        222,100     783,700        691,400
                             =======        =======     =======        =======

     Sales (in thousands):  $118,099       $ 95,268    $348,867 (F1)  $300,169
     Average selling price
        per ton:            $    452       $    429    $    442 (F2)  $    434

 (F1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

 (F2) Excludes insurance proceeds referred to in Note (1) above.

------------


    The Company's sales increased 24.0 percent to $118.1 million in the third quarter of 1997 and increased 16.2 percent to $348.9 million for the first nine months of 1997, compared to the corresponding 1996 periods. Shipments increased
17.6 percent to 261,100 tons in the third quarter of 1997 and increased 13.3 percent to 783,700 tons in the first nine months of 1997, compared to the corresponding 1996 periods. The increase in sales and shipments was primarily due to increased shipments of rail and rod and bar products. Rail shipments were 100,900 and 299,900 tons during the three and nine month periods ended September 30, 1997, compared to 43,400 and 200,200 tons in the corresponding 1996 periods. Rod and bar shipments were 119,200 and 331,400 tons for the three and nine month periods ended
September 30, 1997, compared to 92,200 and 278,500 tons for the corresponding 1996 periods.

    The Company's average selling prices increased $23 to $452 per ton for the third quarter of 1997 and increased $8 to $442 per ton for the first nine months of 1997, compared to the corresponding 1996 periods. Selling prices increased in the three and nine month periods ended September 30, 1997 due to increased rail shipments, decreased semifinished product shipments, and higher seamless pipe, and rod and bar product prices. These increases were partially offset by increased shipments of the lower priced rod and bar products in the first nine months of 1997. Of the $22.8 million sales increase in the third quarter of 1997, $15.8 million was the result of volume increases and $7.0 million resulted from higher average selling prices. Of the $48.7 million sales increase for the first nine months of 1997, $39.1 million was the result of volume increases, $7.1 million was the result of higher average selling prices, and $2.5 million from the proceeds of an insurance settlement. (See Note 4 to the consolidated financial statements.)

    The Company's gross profit for the three and nine month periods ended September 30, 1997 was 17.6 and 13.3 percent (excluding insurance proceeds), respectively, compared to 7.7 and 9.1 percent for the corresponding 1996 periods. The gross profit improvement in 1997 compared to 1996 was due to increased rail shipments and higher seamless pipe, and rod and bar product prices. Gross profit was also positively impacted by reduced costs due to increased steel production and improved operating efficiencies. In addition, 1996 gross profit was negatively impacted by approximately $1.6 million due to higher costs and reduced shipments as a result of the June 1996 outage of a ladle refining furnace.

     The labor contract between the United Steelworkers of America ("USWA") and the Company expired on September 30, 1997. On October 3, 1997, the USWA called a strike at the Company's steel mill.The Company is in the process of hiring replacement workers and has partially resumed operations at the mill. Due to the strike in progress, the Company expects results to be negatively impacted by reduced operations which are currently anticipated to result in operating losses during the fourth quarter of 1997.

    The Company's selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 increased $1.4 million and $2.2 million, respectively, from the corresponding 1996 periods, and changed as a percentage of sales to 4.6 and 4.5 percent for the three and nine month periods ended September 30, 1997, respectively, from 4.2 and 4.5 percent for the corresponding 1996 periods. The dollar amount increases were primarily due to increased shipping expenses resulting from increased tons shipped in 1997.

    The Company's profit participation expense was $987,000 and $1.3 million for the three and nine month periods ended September 30, 1997, compared to none and $275,000 for the corresponding 1996 periods. The increase was due to increased profitability of the Company in 1997.

    The Company's total interest cost for the three and nine month periods ended September 30, 1997 was $6.2 million and $19.8 million, respectively, compared to $7.1 million and $17.7 million for the corresponding periods in 1996. Total interest cost for the first nine months of 1997 increased compared to the corresponding 1996 period due to higher interest rates. Capitalized interest for the three and nine month periods ended September 30, 1997 was $112,000 and $250,000, respectively, compared to $691,000 and $2.1 million for the corresponding 1996 periods.

    The Company's effective tax rate was 40 percent and 42 percent for the three and nine month periods ended September 30, 1997, respectively, compared to 39 percent and 36 percent for the corresponding 1996 periods. The effective tax rates in 1996 varied from the combined state and federal statutory rates due to the deductibility of certain miscellaneous business expenses.

Liquidity and Capital Resources
-------------------------------

    The Company's cash flow from operations for the nine months ended
September 30, 1997 was $41.9 million compared to $11.7 million in the corresponding 1996 period. The major items affecting this $30.2 million increase were increased net income ($8.3 million), increased depreciation and amortization ($490,000), a decrease in deferred income taxes ($7.0 million), a decrease in accounts receivable versus an increase in 1996 ($9.7 million), and an increase in accounts payable versus a decrease in 1996 ($9.6 million). These cash increases were partially offset by decreased accrued expenses and deferred employee benefits ($4.7 million).

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Partnership has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of September 30, 1997, $171.6 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Partnership and, although demand for repayment is not expected in 1997, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Partnership would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Partnership were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Partnership than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Partnership as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is uncollateralized and is payable over 10 years with interest at 9.5 percent. As of September 30, 1997, the outstanding balance on the debt was $45.6 million, of which $38.2 million was classified as long-term debt.

    Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and the Partnership have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and the Partnership, excluding accounts receivable and inventory.

    In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company and the Partnership, and also guaranteed by the Company and the Partnership.

    The Company expects that anticipated needs for working capital will be met from funds generated from operations and available borrowings from Oregon Steel.

    CAPITAL EXPENDITURES. During the first nine months of 1997, the Company expended approximately $8.1 million, excluding capitalized interest, on capital projects.

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

                                                        NEW CF&I, INC.


Date:  November 12, 1997                          /s/ Christopher D. Cassard
                                                ------------------------------
                                                    Christopher D. Cassard
                                                     Corporate Controller


                                                      CF&I STEEL, L.P.
                                                     By:  New CF&I, Inc.
                                                       General Partner


Date:  November 12, 1997                         /s/ Christopher D. Cassard
                                               -------------------------------
                                                   Christopher D. Cassard
                                                    Corporate Controller
                                                        New CF&I, Inc.