Form 10-K
period 1997-12-31
NEW CF&I INC
filed 1998-03-25
CIK 1008915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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
                                                              Yes  X   No
                                                                  ---     ---

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                 Not Applicable

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1998:

                                 NEW CF&I, INC.
                                 --------------

      COMMON STOCK, $1 PAR VALUE                           200
      --------------------------            --------------------------------
            (Title of Class)                  (Number of shares outstanding)
                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for Oregon Steel Mills, Inc. Annual Meeting of Stockholders to be held April 30, 1998 is incorporated by reference into Part III of this report.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----
PART I

ITEM 1.   BUSINESS...................................................       1
              General.................................................      1

              Capital Improvement Program.............................      1
              Products................................................      2

              Raw Materials ..........................................      3
              Marketing and Customers.................................      3
              Competition and Other Market Factors....................      4
              Environmental Matters...................................      5
              Labor Dispute...........................................      6
              Employees...............................................      6

ITEM 2.   PROPERTIES..................................................      7

ITEM 3.   LEGAL PROCEEDINGS...........................................      7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      8
              Executive Officers of the Registrant....................      8

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS.............................      9

ITEM 6.   SELECTED FINANCIAL DATA.....................................      9

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........     10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK.............................................     14

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     15

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE....................................     46

PART III

ITEMS 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.       AND EXECUTIVE COMPENSATION..............................     47

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..........................................     49

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     49

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.....................................     50

                                     PART I
ITEM 1.  BUSINESS

GENERAL

       New CF&I, Inc. ("Company") was incorporated in the State of Delaware on May 5, 1992. On March 3, 1993, the Company acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I" or "Partnership"), a Delaware limited partnership. The remaining 4.8 percent interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). In 1997, Oregon Steel Mills, Inc. ("Oregon Steel") purchased the 4.8 percent interest owned by the PBGC. The Company purchased the railroad business assets and CF&I purchased substantially all of the steelmaking, fabricating, and metals assets of CF&I Steel Corporation for $113.1 million. These assets are located in Pueblo, Colorado ("Pueblo Mill"). The Pueblo Mill is a steel minimill which produces long-length, standard and head-hardened steel rails, seamless oil country tubular goods ("seamless pipe"), wire rod, and bar products. The Pueblo Mill has melting capacity of approximately 1.2 million tons and finishing capacity of approximately 1.2 million tons. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM").

       In August of 1994, the Company sold a 10 percent equity interest in the Company to a wholly-owned subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. The Company received a cash payment of $16.8 million in connection with that transaction. In November 1995, Oregon Steel sold a 3 percent equity interest in the Company to two companies of the Nissho Iwai Group ("Nissho Iwai"), a Japanese trading company. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by CF&I and Oregon Steel. Oregon Steel owns the remaining 87 percent of the Company.

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

      STEELMAKING. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods which allow the Company to cast directly into blooms. As a result, the Company estimates that it has expanded the steelmaking capacity at the Pueblo Mill to approximately 1.2 million tons of hot metal annually from approximately 900,000 tons of hot metal annually at the time of acquisition.

      ROD AND BAR MILL. At the time of the acquisition of CF&I, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities which resulted in significant costs as the Company shifted production between them in response to market conditions. In the third quarter of 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high-speed rod train capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility has a capacity of up to 600,000 tons per year. These improvements should enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes which the Company believes are preferred by many of its customers.

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

                        Rail                             Rail transportation

                        Wire rod                         Durable goods
                                                         Capital equipment

                        Bar products                     Construction
                                                         Durable goods
                                                         Capital equipment

                        Seamless pipe                    Oil and gas producers
                                                         Gas transmission



       The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                                    TONS SHIPPED
                                       -------------------------------------
              PRODUCT                     1997          1996         1995
                                          ----          ----         ----

     Rail                               350,200        287,700      240,700
     Rod, Bar and Wire*                 409,200        392,600      271,300
     Seamless Pipe                      120,200        151,200      116,100
     Semifinished                        28,000         61,700       12,100
                                        -------        -------      -------
          Total Company                 907,600        893,200      640,200
                                        =======        =======      =======

*The Company sold its wire products production facility in June 1997.

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

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened and other premium rail. The installation of the in-line head-hardening process was completed in the third quarter of 1996. In-line head-hardened rail is produced through a proprietary finishing technology. The Company has licensed the technology (known as deep head-hardened or DHH technology) from Nippon in connection with Nippon's investment in the Company. In 1997 the Company produced approximately 53,300 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be more durable and of higher quality than rail produced with existing off-line techniques. During 1997, the Pueblo Mill began a rail dock expansion project. When completed in early 1998, the rail mill capacity will have been increased from 450,000 tons to over 500,000 tons.

       ROD AND BAR PRODUCTS. The Company's rod and bar mill is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow the Company to manufacture rods up to 1" in diameter, and to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope, tire bead and tire cord. The Company produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gases both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (7" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes both carbon and high quality, high strength (heat-treated) tubular products. The Company also sells semifinished seamless pipe (known as "green tubes") for processing and finishing by others.

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

       The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steelmakers continue to expand scrap-based electric and furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide, and hot-briquetted iron. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

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

       The sales force is organized by product line. The Company has separate sales people for seamless pipe, rod and bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1997, the Company derived

17.2, 12.9 and 10.8 percent of its sales from Burlington Northern Santa Fe Railway Company, Union Pacific Railroad Company, and Davis Wire Corporation, respectively. Except for contracts entered into from time to time to supply rail to significant projects and one long-term rod price agreement, the Company does not have any significant ongoing contracts with customers to purchase steel products, and orders placed with the Company generally are cancelable by the customer prior to production.

       The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

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

       The Company sells its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of its customers are located within Colorado and the western U.S.

       The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility and continues to increase its participation in the higher margin, high-carbon rod market.

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

       Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of the Company's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than the Company. In addition, a new minimill in Arizona and an upgraded minimill in Oregon have commenced production of rod and bar products. The Company expects increased competition as these competitors increase production. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, may in the future exert downward pressure on prices for certain of the Company's products.

       The majority of current rail requirements in the United States revolves primarily around replacement rail for existing rail lines. However, some new lines are being constructed in heavy traffic areas of the United States. Imports have been a significant factor in the domestic premium rail market in recent years. The Company's capital expenditure program at CF&I provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies is the only other domestic rail producer.

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

       At December 31, 1997, the Company had accrued a reserve of $35.0 million for environmental remediation at the Pueblo Mill. This reserve is based upon a range of estimated remediation costs of $23.1 million to $43.6 million. The Company's estimate of this environmental reserve was based on two remediation investigations conducted by independent environmental engineering consultants. The reserve includes costs for Resource Conservation and Recovery Act facility investigation, corrective measures study, remedial action, and operation and maintenance of the remedial actions taken. The State of Colorado has issued a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on the prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado has indicated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. The Company believes the reserve is adequate to cover the remediation costs.

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

LABOR DISPUTE

       The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike for approximately 1,060 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

       By December 1997, the Company had sufficient permanent replacement employees necessary to reach full production capacity. At the end of December, the Pueblo Mill was operating at approximately 65% of capacity and is expected to reach full production during the first half of 1998. As a result of weathering the strike and successfully resuming operations, the Company believes it can return to full production with fewer workers than before the strike.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of January 1998, 30 former striking employees had returned to work as a result of their unconditional offer. Approximately 920 former striking workers remain unreinstated ("Unreinstated Employees").

       As a result of the labor dispute, both the Company and the Union have filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). On February 24, 1998, the Regional Director of the NLRB Denver office informed the parties that he would issue complaints against both the Company and the Union. The Union will be charged with engaging in numerous incidents of picket line violence, and threats and intimidation of replacement workers. The complaint against the Company, which was issued on February 27, 1998, alleges violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

EMPLOYEES

       As of December 31, 1997, the Company had 984 full-time employees. Approximately 90 employees work under collective bargaining agreements with several unions, including the United Steelworkers of America. An additional 709 employees work under collective bargaining agreements with the Union which expired September 30, 1997. The Company and the Union were unable to agree on terms for a new labor agreement. See "Business-Labor Dispute". The Company has a profit participation plan for its employees which permits eligible employees to share in the pretax profits of CF&I.

ITEM 2.  PROPERTIES

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces for production of all raw steel, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semifinished steel, and three finishing mills for conversion of semifinished steel to a finished steel product. These finishing mills consist of a rail mill, seamless tube mill, and a rod and bar mill.

       At December 31, 1997, the Company had the following nominal capacities which are affected by product mix:


                                               PRODUCTION         PRODUCTION
                                                CAPACITY             1997
                                                 (TONS)             (TONS)
                                               ----------         ----------
                   Melting..................... 1,200,000           952,200
                   Finishing Mill.............. 1,200,000           866,100
                   .


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

ITEM 3.  LEGAL PROCEEDINGS

      The Company is a party to two pending OSHA proceedings. In May 1997 the Occupational Safety & Health Administration ("OSHA") issued a citation alleging violations of various provisions of applicable safety codes at the Pueblo Mill. The citation seeks total penalties of $1,115,500. On August 13, 1997, OSHA filed a complaint which initiated a proceeding on the citation before the Occupational Safety and Health Review Commission ("Commission"). In October 1997, OSHA issued a second citation to the Company and on December 26, 1997 it filed a complaint on that citation before the Commission seeking penalties of $72,500. The complaints allege that some of the violations are willful or repeat violations and that the remainder are serious. The Company has appealed the citations. Although the Company believes that the final out-come of the proceedings will not have a material adverse effect on the Company, the Company's appeal may be unsuccessful in whole or in part and it may be required to pay all or a portion of the assessed penalties.

      The Company is also party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains insurance against various risks, including certain types of product liability. The Company does not maintain insurance against liability arising out of waste disposal, other environmental matters or earthquake damage because of the high cost of such insurance. There is no assurance that insurance currently carried by the Company, including product liability insurance, will be available in the future at reasonable rates or at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were voted upon during the fourth quarter of 1997.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.
The Partnership has no independent executive officers.

      The name of each executive officer of the Company, age as of February 1, 1998, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                       ASSUMED
                                                                       PRESENT
                                                                      EXECUTIVE
NAME                    AGE      POSITIONS                             POSITION
----                    ----     ---------                            ---------
Thomas B. Boklund        58      Chairman of the Board of            March 1993
                                    Directors and
                                    Chief Executive Officer

Joe E. Corvin            53      President and                       April 1997
                                    Chief Operating Officer


L. Ray Adams             47      Vice President of Finance           April 1994
                                    and Chief Financial Officer

Michael D. Buckentin     37      Vice President, General Manager     April 1997

James E. Dionisio        47      Vice President of Sales          November 1995
                                    and Marketing

Christopher D. Cassard   44      Corporate Controller                April 1997

LaNelle F. Lee           60      Secretary                           April 1994

Jeff Stewart             36      Treasurer                           April 1997

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

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

      Neither the Company's common stock nor CF&I's partnership interests are publicly traded. At December 31, 1997, the number of the Company's stockholders of record was four. No dividends have been paid on the common stock.

ITEM 6.      SELECTED FINANCIAL DATA

      The financial data included in the table have been selected by the Company and have been derived from the consolidated financial statements for those years.


                                                                        YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------------
                                                1997             1996             1995             1994            1993(1)
                                               -----             -----            ----            -----            -------
 INCOME STATEMENT DATA:
 Sales                                        $402,295         $393,696        $303,003          $339,474         $264,658
 Cost of sales                                 366,641          361,465         279,099           314,966          241,381
 Selling, general and administrative
      expenses                                  23,800           17,600          17,159            16,625           12,515
 Profit participation                            1,331              275             449                 -              477
                                              --------         --------        ---------         --------         --------

           Operating income                     10,523           14,356           6,296             7,883           10,285
 Other expense, net                            (23,566)         (22,144)        (11,436)           (3,051)          (4,595)
 Minority interests                                882              607             497                 6             (139)
 Income tax benefit (expense)                    4,529            2,729           5,066            (2,125)          (2,123)
                                              --------         --------        --------          --------         --------
          Net income (loss)                   $ (7,632)        $ (4,452)       $    423          $  2,713         $  3,428
                                              ========         ========        ========          ========         ========

 BALANCE SHEET DATA (AT DECEMBER 31):
 Working capital                              $ 14,906         $ 49,210        $ 47,504          $ 36,327         $ 28,660
 Total assets                                  364,087          388,062         392,268           329,325          194,701
 Current liabilities                            70,894           57,809          74,712            75,825           69,462
 Long-term debt                                220,387          250,416         232,416           167,471           59,787
 Total stockholders' equity                     11,063           18,695          23,168            27,785           25,373

 OTHER DATA:
 Depreciation and amortization                $ 13,573         $ 12,931        $  8,302          $  3,723         $  2,689
 Capital expenditures                         $ 12,846         $ 35,060        $ 61,406          $111,634         $ 15,620
 Total tonnage sold                            907,600          893,200         640,200           765,600          624,700

 Operating margin                                 2.6%             3.6%            2.1%              2.3%             3.9%
 Operating income per ton sold                     $12              $16             $10               $10              $16

(1) Represents activity from the March 3, 1993 acquisition date to December 31, 1993.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

      The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; potential equipment malfunction, work stoppages, and plant construction and repair delays.

     CF&I purchased the Pueblo Mill and related assets in March 1993. The Pueblo Mill has melting and finishing capacity of approximately 1.2 million tons per year. In 1997, 1996 and 1995 the Pueblo Mill shipped 907,600, 893,200 and 640,200 tons, respectively, and generated revenues of $402.3 million, $393.7 million and $303.0 million, respectively. In August 1994 the Company sold a 10 percent equity interest in the Company to Nippon. In connection with that sale, Nippon agreed to license to the Company its proprietary technology for producing DHH products as well as to provide certain production equipment to produce DHH rail. In November 1995 Oregon Steel Mills, Inc. sold a 3 percent equity interest in the Company to Nissho Iwai. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by CF&I and Oregon Steel.

      In addition to its ownership interest in CF&I, the Company owns Colorado & Wyoming Railway Company, a short-line railroad, serving principally the Pueblo Mill. For the years ended December 31, 1997, 1996 and 1995, sales of CF&I were
98.5 percent, 98.8 percent and 99.0 percent, respectively, of the consolidated sales of the Company. For the years ended December 31, 1997, 1996 and 1995, cost of sales of CF&I were 98.6 percent, 99.0 percent and 99.4 percent, respectively, of the consolidated cost of sales of the Company.

      The following table sets forth for the Company, for the periods indicated, the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                              YEAR ENDED DECEMBER 31,
                                      -----------------------------------
                                        1997           1996         1995
                                        ----           ----         ----
INCOME STATEMENT DATA:
Sales                                 100.0%         100.0%        100.0%
Cost of sales                          91.2           91.8          92.1
                                     ------          -----         -----
Gross profit                            8.8            8.2           7.9
Selling, general
   and administrative expenses          5.9            4.5           5.7
Profit participation expense             .3             .1            .1
                                          -              -             -
     Operating income                   2.6            3.6           2.1
Interest and dividend income         ------          -----         -----
Interest expense                       (6.4)          (5.8)         (4.0)
Other income, net                        .6             .2            .1
Minority interests                       .2             .2            .2
                                     ------          -----         -----
     Loss before income taxes          (3.0)          (1.8)         (1.6)
Income tax benefit                      1.1             .7           1.7
                                     ------          -----         -----
     Net income (loss)                 (1.9)%         (1.1)%          .1%
                                     ======          =====         =====

BALANCE SHEET DATA:
Current ratio                         1.2:1          1.9:1         1.6:1
Long-term debt as a percentage
    of capitalization                  95.2%          93.1%         90.9%

     The following table sets forth for the Company, for the periods indicated, tonnage sold, sales, average price per ton sold and other data.

                                                YEARS ENDED DECEMBER 31,
                                    ----------------------------------------
                                      1997              1996          1995
                                      ----              ----          ----
TONNAGE SOLD:

Rail                                 350,200          287,700        240,700
Rod, Bar and Wire                    409,200          392,600        271,300
Seamless Pipe                        120,200          151,200        116,100
Semifinished                          28,000           61,700         12,100
                                     -------          -------        -------
        Total                        907,600          893,200        640,200
                                     =======          =======        =======

Sales (in thousands)                $402,295 (1)     $393,696       $303,003 (3)
Average price per ton sold          $    440 (2)     $    441       $    467 (4)
Operating income per ton sold       $     12         $     16       $     10
Operating margin                         2.6%             3.6%           2.1%


(1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

(2)  Excludes proceeds from the insurance settlement referred to in note
     (1) above.

(3) Includes insurance proceeds of approximately $4.0 million as reimbursement of lost profits resulting from lost production and start-up delays at CF&I's rod and bar mill caused by an explosion in the third quarter of 1994. In 1995, revenues of $26.0 million and costs of $26.7 million were capitalized during construction of the rod and bar mill at the Pueblo Mill prior to placement of the mill in service on August 1, 1995.

(4)  Excludes proceeds from the insurance settlement referred to in note
     (3) above.


      CF&I's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible contract, on October 3, 1997 the Union initiated a strike. See Part I "Business - Labor Dispute".
The Company began to ramp its operations back up in mid-October 1997 with management and replacement workers. Fourth quarter 1997 sales, shipment levels and cost of operations were negatively impacted by reduced production levels and costs specifically related to the strike. Company sales in the fourth quarter of 1997 of $53.4 million decreased 42.9 percent from sales of $93.5 million in the fourth quarter of 1996. Company shipments decreased 38.6 percent to 123,900 tons in the fourth quarter of 1997 from 201,800 tons in the fourth quarter of 1996. The Company's sales and shipments for the nine month period ended September 30, 1997 were $348.9 million and 783,700 tons, respectively, compared to $300.2 million and 691,400 tons, respectively, for the comparable 1996 period. The Company's average selling price in the fourth quarter of 1997 was $431 per ton versus $463 per ton in the fourth quarter of 1996. The decrease in average selling price for the fourth quarter of 1997 is primarily due to a shift in product mix. The Company had reduced production and shipments of rail and seamless pipe as a result of the strike. In addition, the Company sold its wire producing assets in the second quarter of 1997. Rail, seamless pipe and wire products generally have higher selling prices per ton than other finished products sold by the Company.

     Gross profits as a percentage of sales for the fourth quarter of 1997 were a negative 24.0 percent compared to 0.5 percent (excluding insurance proceeds) for the fourth quarter of 1996. Gross profit margin for the nine month periods ended September 30, 1997 and September 30, 1996 were 13.3 percent (excluding insurance proceeds) and 9.1 percent, respectively. As noted above, gross profit margin for the fourth quarter of 1997 was negatively impacted by the strike.

     At the end of December, the Pueblo Mill was operating at 65 percent of capacity and is expected to reach full production during the first half of 1998. As a result of successfully resuming operations with a replacement workforce, the Company believes it can return to full production with fewer workers than before the strike.

COMPARISON OF 1997 TO 1996

     SALES. Sales in 1997 of $402.3 million increased 2.2 percent from sales of $393.7 million in 1996. Shipments increased 1.6 percent to 907,600 tons in 1997 from 893,200 tons in 1996. Selling prices in 1997 were $440 per ton versus $441 per ton in 1996. Of the $8.6 million sales increase, $6.3 million was the result of volume increases and $2.5 million was the result of insurance proceeds, offset by $200,000 resulting from lower average selling prices.

     The increase in sales and shipments was primarily due to increased shipments of rail and rod products offset, in part, by decreased shipments of seamless pipe and semifinished products. The lower average selling price in 1997 was due to decreased shipments of seamless pipe products, and increased shipments of rod products. Rod products have a generally lower selling price per ton than other finished products sold by the Company.

     GROSS PROFIT. Gross profit as a percentage of sales for 1997 was 8.9 percent compared to 8.2 percent for 1996. Gross profit margins were positively impacted by increased rail shipments and higher seamless pipe prices as well as reduced semifinished shipments which have a generally lower gross margin. In spite of the labor dispute, gross profit was also positively impacted by lower costs due to increased steel production and improved operating efficiencies. Gross profit was negatively affected by the higher amount of rod shipments which have a generally lower gross margin per ton than other finished products.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1997 increased $6.2 million or 35.2 percent compared to 1996 and increased as a percentage of sales from 4.5 percent in 1996 to 5.9 percent in 1997. The increase was due to costs specifically related to the labor dispute with the Union.

     PROFIT PARTICIPATION. Profit participation plan expense was $1.3 million for 1997 compared to $275,000 for 1996. The increase in profit participation reflects the increase in profitability of the Company during the first nine months of 1997 compared to the corresponding 1996 period.

     INTEREST EXPENSE. Total interest cost for 1997 was $26.2 million, an increase of $1.2 million compared to 1996. The higher interest cost is the result of higher interest rates. Of the $26.2 million of interest cost in 1997, $435,000 was capitalized as part of construction in progress.

     INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was a benefit of 37.2 percent for 1997 compared to a benefit of
38.0 percent for 1996. The effective tax rate for both periods varied from the combined state and federal statutory rate due to earned state tax credits.


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

     GROSS PROFIT. Gross profit as a percentage of sales for 1996 was 8.2 percent compared to 7.9 percent for 1995. Gross profit margins were positively impacted by increased shipments of rail and seamless pipe products which have the highest gross profit margins of any of the Company's products. The gross profit improvement was partially offset by higher costs and reduced shipments due to an outage of the ladle refining furnace during June 1996 as a result of a mechanical failure and by the loss of the use of one of the two main transformers that supply electricity to the melt shop during the fourth quarter of 1996. As a result, steel production volume was significantly affected, limiting availability of steel to the finishing mills, particularly the rod and bar mill. The outages resulted in low operating efficiencies, increased costs and lost sales opportunities. The Company estimates that the transformer outage negatively affected operating income by approximately $2 million net of insurance proceeds.

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

      INTEREST EXPENSE. Total interest costs for 1996 were $25.0 million, an increase of $7.6 million compared to 1995. The higher interest cost is primarily the result of additional debt incurred to fund the capital improvement program, combined with increased interest rates. Of the $25.0 million of interest cost in 1996, $2.2 million was capitalized as part of construction in progress.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow provided from operations was $35.6 million compared to $15.3 million cash provided in 1996. The major items affecting this $20.3 million increase was a smaller increase in deferred tax assets ($1.2 million), a decrease in accounts receivable versus an increase in 1996 ($15.7 million), an increase in accounts payable versus a decrease in 1996 ($8.9 million) and a larger increase in accrued expenses ($9.3 million). These cash increases were partially offset by a larger net loss in 1997 ($3.2 million) and a smaller decrease in inventories ($10.9 million).

      Since its acquisition by Oregon Steel in March 1993, CF&I has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of December 31, 1997, $182.2 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand is made, due December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although no repayments are expected in 1998, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and CF&I. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

      Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of December 31, 1997, the outstanding balance on the debt was $45.6 million, of which $38.2 million was classified as long-term.

      Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003. The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and CF&I.

      Oregon Steel maintains a $125 million credit agreement with a group of banks which is guaranteed by the Company and CF&I and collateralized, in part, by substantially all of the Company's and CF&I's inventory and accounts receivable.

      During 1997, the Company expended approximately $12.4 million, excluding capitalized interest, on its capital program.

      The Company expects that anticipated needs for working capital and capital expenditures will be met from funds generated from operations and available borrowing from Oregon Steel.

      YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has made and will continue to make certain investments in its information systems and software applications to ensure the Company is Year 2000 compliant. Such work has not had, and is not anticipated to have, a material effect on the financial position of the Company.

      IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of New CF&I, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of New CF&I, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Portland, Oregon
February 27, 1998

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of New CF&I, Inc:

      We have audited the accompanying consolidated balance sheet of New CF&I, Inc. as of December 31, 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1995. In addition, we have audited the 1995 financial statement schedule of New CF&I, Inc. as listed in Item 14(a)(ii) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New CF&I, Inc. as of December 31, 1995, and its consolidated results of operations and cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the 1995 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND, L.L.P.
Portland, Oregon
January 19, 1996



                                                           NEW CF&I, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                               ASSETS
                                                                                                DECEMBER 31,
                                                                                  -----------------------------------
                                                                                      1997         1996        1995
                                                                                  ---------    ---------    ---------
Current assets:
   Cash and cash equivalents                                                      $       3    $       3    $       -
   Trade accounts receivable, less allowance
       for doubtful accounts of $1,011, $455
       and $518                                                                      37,165       49,380       45,904
   Inventories                                                                       41,842       50,577       70,249
   Deferred tax asset                                                                 4,290        5,014        5,007
   Other                                                                              2,500        2,045        1,056
                                                                                  ---------    ---------    ---------
       Total current assets                                                          85,800      107,019      122,216
                                                                                  ---------    ---------    ---------

Property, plant and equipment:
   Land and improvements                                                              3,635        3,530        3,530
   Buildings                                                                         15,710        6,043        5,867
   Machinery and equipment                                                          231,159      236,566      188,726
   Construction in progress                                                           7,302        4,011       31,586
                                                                                  ---------    ---------    ---------
                                                                                    257,806      250,150      229,709
   Accumulated depreciation                                                         (34,485)     (22,996)     (11,124)
                                                                                  ---------    ---------    ---------
                                                                                    223,321      227,154      218,585
                                                                                  ---------    ---------    ---------
Cost in excess of net assets acquired, net                                           35,943       36,962       37,983
Other assets                                                                         19,023       16,927       13,484
                                                                                  ---------    ---------    ---------
                                                                                  $ 364,087    $ 388,062    $ 392,268
                                                                                  =========    =========    =========
                                                             LIABILITIES
Current liabilities:
   Current portion of long-term debt                                              $   7,373    $   6,574    $   4,576
   Accounts payable                                                                  36,728       33,892       53,867
   Accrued expenses                                                                  26,793       17,343       16,269
                                                                                  ---------    ---------    ---------
       Total current liabilities                                                     70,894       57,809       74,712
Long-term debt                                                                       38,187       44,716       50,666
Long-term debt -- Oregon Steel Mills, Inc.                                          182,200      205,700      181,750
Environmental liability                                                              32,941       33,243       34,157
Deferred employee benefits                                                            6,643        6,069        5,388
                                                                                  ---------    ---------    ---------
                                                                                    330,865      347,537      346,673
                                                                                  ----------    ---------    ---------
Minority interests                                                                      319          (10)         587
                                                                                  ---------    ---------    ---------
Redeemable common stock, 26 shares
    issued and outstanding (Note 7)                                                  21,840       21,840       21,840
                                                                                  ---------    ---------    ---------

Commitments and contingencies (Note 12)

                                                        STOCKHOLDERS' EQUITY
Common stock, par value $1 per share,
   1,000 shares authorized; 174
   shares issued and outstanding                                                          1            1            1
Additional paid-in capital                                                           16,603       16,603       16,603
Retained earnings (accumulated deficit)                                              (5,541)       2,091        6,564
                                                                                  ---------    ---------    ---------
                                                                                     11,063       18,695       23,168
                                                                                  ---------    ---------    ---------
                                                                                  $ 364,087    $ 388,062    $ 392,268
                                                                                  =========    =========    =========

                           The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                          FOR THE YEAR ENDED DECEMBER 31,
                                     --------------------------------------
                                       1997            1996          1995
                                     --------       ---------      --------
Sales                                $402,295       $ 393,696      $303,003
                                     --------       ---------      --------

Costs and expenses:
     Cost of sales                    366,641         361,465       279,099
     Selling, general and
        administrative                 23,800          17,600        17,159
     Profit participation               1,331             275           449
                                     --------        --------      --------
                                      391,772         379,340       296,707
                                     --------        --------      --------
          Operating income             10,523          14,356         6,296

Other income (expense):
     Interest and dividend income          57              38            48
     Interest expense                 (25,790)        (22,803)      (11,923)
     Minority interests                   882             607           497
     Other, net                         2,167             621           439
                                     --------        --------       -------
         Loss before income taxes     (12,161)         (7,181)       (4,643)
Income tax benefit                      4,529           2,729         5,066
                                     --------        --------       -------
          Net income (loss)          $ (7,632)       $ (4,452)      $   423
                                     ========        ========       =======





             The accompanying notes are an integral part of the consolidated financial statements.



                                                      NEW CF&I, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                               (IN THOUSANDS EXCEPT SHARES)


                                                                                       RETAINED
                                                                          ADDITIONAL   EARNINGS
                                                     COMMON STOCK          PAID-IN    (ACCUMULATED
                                                  --------------------
                                                   SHARES      AMOUNT      CAPITAL      DEFICIT)           TOTAL
                                                  -------     --------    ---------   ------------       --------
Balances, December 31, 1994                           180     $     1      $21,643     $  6,141          $ 27,785
Net income                                                                                  423               423
Sale of common stock by
     Oregon Steel Mills, Inc.                          (6)                  (5,040)                        (5,040)
                                                  -------     -------      -------     --------          --------
Balances, December 31, 1995                           174           1       16,603        6,564            23,168
Net loss                                                                                 (4,452)           (4,452)
Other                                                                                       (21)              (21)
                                                  -------     -------      -------     --------          --------
Balances, December 31, 1996                           174           1       16,603        2,091            18,695
Net loss                                                                                 (7,632)           (7,632)
                                                  -------     -------      -------     --------          --------
Balances, December 31, 1997                           174     $     1      $16,603     $ (5,541)         $ 11,063
                                                  =======     =======      =======     ========          ========



                           The accompanying notes are an integral part of the consolidated financial statements.




                                                      NEW CF&I, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)

                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                1997               1996             1995
                                                                              ---------         ---------        ---------

Cash flows from operating activities:
   Net income (loss)                                                           $ (7,632)         $ (4,452)       $     423
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation                                                           12,409            11,911            7,283
          Amortization                                                            1,164             1,020            1,019
          Deferred income taxes                                                  (1,352)           (2,565)          (4,601)
          Gain on sale of property, plant and equipment                          (3,017)             (620)            (438)
          Minority interest                                                         329              (596)            (497)
          Changes in current assets and liabilities:
              Trade accounts receivable                                          12,215            (3,476)          (1,709)
              Inventories                                                         8,735            19,672           (6,632)
              Accounts payable                                                    3,517            (5,427)          (1,194)
              Accrued expenses                                                   10,093               842            3,060
              Other                                                                (828)           (1,011)            (215)
                                                                               --------          --------        ---------
    NET CASH PROVIDED BY (USED IN)OPERATING
      ACTIVITIES                                                                 35,633            15,298           (3,501)
                                                                               --------          --------        ---------
Cash flows from investing activities:
    Additions to property, plant and equipment                                  (12,846)          (35,060)         (61,406)
    Proceeds from disposal of property, plant and equipment                       6,607               654              806
    Other, net                                                                     (164)             (887)            (599)
                                                                               --------          --------        ---------
    NET CASH USED BY INVESTING ACTIVITIES                                        (6,403)          (35,293)         (61,199)
                                                                               --------          --------        ---------
Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                                   190,789           224,330          171,050
     Payments to Oregon Steel Mills, Inc.                                      (214,289)         (200,380)        (102,000)
     Payment of long-term debt                                                   (5,730)           (3,952)          (4,831)
                                                                               --------         ---------        ---------
     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                                    (29,230)           19,998           64,219
                                                                               --------         ---------        ---------

Net increase (decrease) in cash and cash equivalents                                  -                 3             (481)
Cash and cash equivalents at beginning of year                                        3                 -              481
                                                                               --------         ---------        ---------
Cash and cash equivalents at end of year                                       $      3         $       3        $       -
                                                                               ========         =========        =========

Supplemental disclosures of cash flow information:
    Cash paid for:
         Interest                                                              $ 26,583         $  22,883        $  16,561
         Income tax paid to parent company                                     $      -         $     448        $       -


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

      On March 3, 1993, the Company (1) issued 100 shares of common stock to Oregon Steel for $22.2 million (consisting of $7.3 million of cash, $3.1 million of capitalized direct acquisition costs, 598,400 shares of Oregon Steel common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Oregon Steel's common stock at $35 per share for five years, valued at $556,000) and, (2) as the general partner, then acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("Partnership"). The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("Limited Partner"). On October 1, 1997, Oregon Steel purchased the Limited Partner's 4.8 percent interest in the Partnership.

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

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $435,000, $2.2 million and $5.5 million in 1997, 1996 and 1995, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

      The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $4.9 million, $3.8 million and $2.8 million in 1997, 1996 and 1995, respectively. The carrying value of costs in excess of net assets acquired will be reviewed and adjusted if the facts and circumstances suggest that they may be impaired.

OTHER ASSETS

        Included in other assets are water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

MAJOR CUSTOMERS

        In 1997, the Company derived 17.2, 12.9 and 10.8 percent of its sales from three customers, respectively. In 1996, the Company derived 13.5 percent of its sales from one customer.

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

3.     INVENTORIES

       Inventories were as follows as of December 31:

                                            1997          1996          1995
                                          -------        -------       -------
                                                      (in thousands)

     Raw materials                        $15,051        $16,246       $16,480
     Semifinished product                  13,840         16,488        25,816
     Finished product                       3,868          8,245        20,012
     Stores and operating supplies          9,083          9,598         7,941
                                          -------        -------       -------
          Total inventory                 $41,842        $50,577       $70,249
                                          =======        =======       =======


4.   SUPPLEMENTAL CASH FLOW INFORMATION

      During 1997, 1996 and 1995, the Company acquired property, plant and equipment for $586,000, $1.3 million and $15.8 million, respectively, which were included in accounts payable at December 31, 1997, 1996 and 1995, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable include book overdrafts of $6.4 million at December 31, 1995, and retainage from construction projects of $6.6 million at December 31 1995.

     Accrued expenses include accrued vacation of $3.4 million, $3.5 million and $3.6 million at December 31, 1997, 1996 and 1995, respectively. Accrued expenses also include $4.0 million of deferred revenue at December 31, 1997.

6.   DEBT AND FINANCING ARRANGEMENTS

     Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years at 9.5 percent. As of December 31, 1997, the outstanding balance on the debt was $45.6 million, of which $38.2 million was classified as long-term.

        Borrowing requirements for capital expenditures and working capital have been provided through a revolving loan from Oregon Steel to the Partnership. The loan includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due December 31, 2002, but is not expected to be repaid in 1998. Interest on the principal amount of the loan is paid on a monthly basis. See Note 11.

      As of December 31, 1997, principal payments on long-term debt are due as follows (in thousands):

      1998  ....................................................    $  7,373
      1999  ....................................................       7,164
      2000  ....................................................       7,861
      2001  ....................................................       8,626
      2002  ....................................................     191,664
      Thereafter................................................       5,072
                                                                    --------
                                                                    $227,760
                                                                    ========

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

          In connection with the sale, the Company and Oregon Steel entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell, in certain circumstances, all, but not less than all, of its 10 percent equity interest in the Company back to the Company at the then fair market value. Those circumstances include, among other things, a change of control, as defined, in the Company and certain changes involving the composition of the board of directors of the Company, and the occurrence of certain other events which are within the control of the Company and Oregon Steel. Oregon Steel also agreed not to transfer voting control of the Company to a non-affiliate except in circumstances where Nippon is offered the opportunity to sell its interest of the Company to the transferee at the same per share price obtained by Oregon Steel. The Company has also retained a right of first refusal in the event that Nippon desires to transfer its interest in the Company to a non-affiliate.

          During the fourth quarter of 1995, Oregon Steel sold a 3 percent equity interest in the Company to the Nissho Iwai Group ("Nissho Iwai") under substantially the same terms and conditions of the Nippon transaction. The sale to Nissho Iwai has been reflected as an increase in redeemable common stock and a decrease to additional paid-in capital.

          The Company believes that it is not probable that the conditions which would permit a stock redemption will occur.

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair value of the Company's financial instruments at December 31 is as follows:


                                              1997                           1996                          1995
                                   ----------------------------    -------------------------    ---------------------------
                                      Carrying         Fair          Carrying        Fair        Carrying           Fair
                                       Amount         Value           Amount         Value        Amount           Value
                                   --------------- ------------    ------------- -----------    ------------- -------------
                                                                       (in thousands)

Cash and cash equivalents           $       3      $       3       $      3        $      3       $      -       $      -
Long-term debt, including
     current portion                   45,560         42,677         51,290          46,227         55,442         52,594
Long-term debt -
     Oregon Steel Mills, Inc.         182,200        180,763        205,700         198,802        181,750        181,750


     The carrying amount of cash and cash equivalents approximates fair value due to their short maturity. The fair value of Long-term debt, including current portion, and Long-term debt - Oregon Steel Mills, Inc. are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

9.    INCOME TAXES

        The income tax benefit consists of the following:

                             1997                 1996                1995
                          ---------              -------            --------
                                             (IN THOUSANDS)
Current:
     Federal               $(1,149)              $   851            $    524
     State                     (34)                  (50)                (59)
                           -------               -------            --------
                            (1,183)                  801                 465
                           -------               -------            --------

Deferred:
     Federal                 5,667                 1,326               1,508
     State                      45                   602               3,093
                           -------               -------            --------
                             5,712                 1,928               4,601
                           -------               -------            --------
Income tax benefit         $ 4,529               $ 2,729            $  5,066
                           =======               =======            ========

        A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:

                             1997                  1996                1995
                            ------                ------              ------

Federal                      35.0%                 35.0%               35.0%
State                         3.4                   8.1                68.6
Other                        (1.2)                 (5.1)                5.5
                            -----                 -----               -----
                             37.2%                 38.0%              109.1%
                            =====                 =====               =====

      The components of the net deferred tax assets and liabilities as of December 31 are as follows:

                                              1997         1996         1995
                                            -------      --------     --------
                                                      (IN THOUSANDS)
Net current deferred tax asset:
     Assets:
        Inventories                         $ 1,704       $   997      $ 2,473
        Accrued expenses                      2,266         3,937        2,449
        Accounts receivable                     320            80           85
                                            -------       -------      -------
Net current deferred tax asset              $ 4,290       $ 5,014      $ 5,007
                                            =======       =======      =======

Noncurrent deferred tax asset and
  liability:
      Assets:
          Environmental liability           $12,829       $12,915      $12,341
          Net operating loss
             carryforward                    33,512        22,203       12,147
          State tax credits                   4,891         5,019        4,780
          Alternative minimum tax               991           991          991
          Other                               2,507         2,643        7,072
                                            -------       -------      -------
                                             54,730        43,771       37,331
                                            -------       -------      -------

       Liabilities:
          Property, plant and equipment      36,230        28,008       17,566
          Costs in excess of net assets
             acquired                        11,642        11,695       13,015
          Other                               1,057           343        5,583
                                            -------       -------      -------
                                             48,929        40,046       36,164
                                            -------       -------      -------
Net noncurrent deferred tax asset           $ 5,801       $ 3,725      $ 1,167
                                            =======       =======      =======

        At December 31, 1997, the Company had state tax credits of $4.9 million related to enterprise zone credits for eligible completed capital projects, expiring 2001 through 2009, which are available to reduce future income taxes payable.

        At December 31, 1997, the Company has $83.4 million in federal net operating loss carryforwards expiring in 2011 and 2013. In addition, the Company has $83.0 million in state net operating loss carryforwards expiring in 2011 and 2013.

        At December 31, 1997, 1996 and 1995, the Company included in accounts payable amounts due to Oregon Steel of $914,000, $286,000 and $152,000, respectively, related to income taxes.

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


10.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

         The Company has noncontributory defined benefit retirement plans covering all of the eligible employees of the Company. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:


                                                     1997       1996      1995
                                                  -------     ------    -------
                                                          (IN THOUSANDS)

Service cost - benefits earned during the year    $ 2,224     $2,897    $ 2,754
Interest cost on projected benefit obligations        997        698        438
Actual return on plan assets                       (2,072)      (976)      (955)
Net amortization and deferral                       1,018        328        577
                                                  -------     ------    -------
     Net pension cost                             $ 2,167     $2,947    $ 2,814
                                                  =======     ======    =======


        The following table sets forth the funded status of the plans and the amount recognized in the Company's consolidated balance sheet as of December 31:

                                           1997         1996          1995
                                         -------       -------       -------
                                                   (IN THOUSANDS)
Accumulated benefit obligations,
     including vested benefits of
     $13,218, $10,961 and $7,834         $13,512       $11,444       $ 8,239
                                         =======       =======       =======
Projected benefit obligations            $15,631       $12,826       $ 9,336
Plan assets at fair value                 13,643        10,449         6,729
                                         -------       -------       -------
Projected benefit obligation in
     excess of plan assets                (1,988)       (2,377)       (2,607)
Unrecognized net (gain) loss                (230)          612           822
                                         -------      --------       -------
Pension liability recognized in
     consolidated balance sheet          $(2,218)      $(1,765)      $(1,785)
                                         =======       =======       =======

         Plan assets are invested in common stock and bond funds (56%), marketable fixed income securities (41%) and insurance company contracts (3%) at December 31, 1997.

        The following table sets forth the significant actuarial assumptions for the Company's pension plans:

                                                      1997      1996      1995
                                                      ----      ----      ----
Discount rate                                         7.0%      7.5%      7.5%
Rate of increase in future compensation levels        4.0%      4.0%      4.0%
Expected long-term rate of return on plan assets      8.8%      8.8%      8.8%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

        The Company provides certain health care and life insurance benefits for substantially all of the retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.

         The following table sets forth the status of the plans as of December 31:


                                                 1997         1996        1995
                                                 ----         ----        ----
                                                         (IN THOUSANDS)
Net periodic postretirement benefit
  costs include:
        Service cost                          $   116      $   158      $   215
        Interest cost                             577          584          561
        Amortization of unrecognized
           net losses                              84          142          142
                                              -------      -------      -------
Net periodic postretirement benefit cost      $   777      $   884      $   918
                                              =======      =======      =======

Accumulated postretirement benefit
    obligation:
      Retirees                                $ 3,637      $ 2,001      $ 1,014
      Fully eligible plan participants          3,063        3,410        3,869
      Other active plan participants              603        2,967        3,008
                                              -------       ------      -------
                                              $ 7,303      $ 8,378      $ 7,891
                                              =======      =======      =======
Accumulated postretirement benefit
     obligation in excess of plan assets      $(7,303)     $(8,378)     $(7,891)
Unrecognized net loss                             559        2,208        2,422
                                              -------      -------      -------
Postretirement liability recognized in
      consolidated balance sheet              $(6,744)     $(6,170)     $(5,469)
                                              =======      =======      =======

         The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent, 7.5 percent and
7.5 percent in 1997, 1996 and 1995, respectively.

PROFIT PARTICIPATION PLAN

         The Company has a profit participation plan under which it distributes quarterly to eligible employees 12 percent of its pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the Company. Expense under the plan was $1.3 million in 1997, $275,000 in 1996, and $449,000 in 1995.


THRIFT PLANS

        The Company has qualified thrift (401(k)) plans for eligible employees under which the Company matches 25 percent of the first 4 percent of the participant's deferred compensation. Company contribution expense in 1997, 1996 and 1995 was $269,000, $417,000 and $387,000, respectively.


11.     RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

        The Company pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Company.

                                            1997          1996           1995
                                         ---------     ---------      ---------
                                                      (IN THOUSANDS)

Oregon Steel administrative fees        $    4,196     $   3,139      $   3,620
Interest expense on notes payable
   to Oregon Steel                          21,691        19,922         11,895
Notes payable to Oregon Steel at
   December 31                             182,200       205,700        181,750
Accounts payable to Oregon Steel
    at December 31                           7,676         4,992          4,454

NIPPON STEEL CORPORATION

        In 1994 the Partnership entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, the Partnership pays royalties to Nippon based on sales of DHH rail. The Partnership has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties.

                                                1997       1996        1995
                                              -------     ------      -------
                                                        (IN THOUSANDS)

Payments to Nippon for the year
   ended December 31                          $   659     $2,914      $15,394
Accounts payable to Nippon at December 31         346          -        2,252

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

        In connection with the 1993 formation of the Partnership and the acquisition of the Partnership interest by the Company, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo, Colorado steel mill. The Company believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a ten-year postclosure permit. The permit contains a prioritized schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1997, the accrued liability was $35.0 million, of which $32.9 million was classified as noncurrent in the consolidated balance sheet.

GUARANTEES

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

LABOR DISPUTE

       The labor contract of CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike for approximately 1,060 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

       By December 1997, the Company had sufficient permanent replacement employees necessary to reach full production capacity. At the end of December, the Pueblo Mill was operating at approximately 65% of capacity and is expected to reach full production during the first half of 1998. As a result of weathering the strike and successfully resuming operations, the Company believes it can return to full production with fewer workers than before the strike.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of January

1998, 30 former striking employees had returned to work as a result of their unconditional offer. Approximately 920 former striking workers remain unreinstated ("Unreinstated Employees").

       As a result of the labor dispute, both the Company and the Union have filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). On February 24, 1998 the Regional Director of the NLRB Denver office informed the parties that he would issue complaints against both the Company and the Union. The Union will be charged with engaging in numerous incidents of picket line violence, and threats and intimidation of replacement workers. The complaint against the Company, which was issued on February 27, 1998, alleges violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

OTHER CONTINGENCIES

       The Company is also party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

13.     UNUSUAL AND NONRECURRING ITEMS

PROCEEDS FROM INSURANCE SETTLEMENT

         Sales for 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company. In total, the Company received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in 1996.

         Sales for 1995 include approximately $4 million of insurance proceeds received as reimbursement of lost profits resulting from lost production and delays at the Company's new rod and bar mill caused by an explosion that occurred during the third quarter of 1994.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of CF&I Steel, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of CF&I Steel, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Portland, Oregon
February 27, 1998

    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of CF&I Steel, L.P.

      We have audited the accompanying balance sheet of CF&I Steel, L.P. (Partnership) as of December 31, 1995 and the related statements of operations, changes in Partners' equity (deficit) and cash flows for the year ended December 31, 1995. In addition, we have audited the 1995 financial statement schedule of CF&I Steel, L.P. as listed in Item 14(a)(ii) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CF&I Steel, L.P. as of December 31, 1995, and its results of operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the 1995 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND, L.L.P.
Portland, Oregon
January 19, 1996





                                                          CF&I STEEL, L.P.
                                                           BALANCE SHEETS
                                                           (IN THOUSANDS)

                                                           ASSETS

                                                                                          DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996         1995
                                                                             --------    ---------     --------

Current assets:
   Cash and cash equivalents                                                 $     --    $      --     $     --
   Trade accounts receivable, less allowance
       for doubtful accounts of $1,011, $455
       and $518                                                                36,652       48,918       45,533
   Inventories                                                                 41,666       50,414       70,087
   Other                                                                        2,350        1,610          971
                                                                             --------    ---------     --------
       Total current assets                                                    80,668      100,942      116,591
                                                                             --------    ---------     --------

Property, plant and equipment:
   Land and improvements                                                        3,629        3,525        3,525
   Buildings                                                                   15,604        5,936        5,760
   Machinery and equipment                                                    228,656      234,441      186,626
   Construction in progress                                                     7,302        4,011       31,586
                                                                             --------    ---------     --------
                                                                              255,191      247,913      227,497
   Accumulated depreciation                                                   (33,488)     (22,225)     (10,569)
                                                                             --------    ---------     --------
                                                                              221,703      225,688      216,928
                                                                             --------    ---------     --------
Cost in excess of net assets acquired, net                                     35,943       36,963       37,983
Other assets                                                                   13,223       13,202       12,317
                                                                             --------    ---------     --------
                                                                             $351,537    $ 376,795     $383,819
                                                                             ========    =========     ========


                                                        LIABILITIES

Current liabilities:
   Current portion of long-term debt                                         $  7,373     $  6,574     $  4,576
   Accounts payable                                                            41,489       37,193       55,601
   Accrued expenses                                                            25,973       16,647       15,652
                                                                             --------     --------     --------
       Total current liabilities                                               74,835       60,414       75,829
Long-term debt                                                                 38,187       44,716       50,666
Long-term debt - Oregon Steel Mills, Inc.                                     182,200      205,700      181,750
Long-term debt - New CF&I, Inc.                                                21,756       17,400       16,800
Environmental liability                                                        32,941       33,243       34,157
Deferred employee benefits                                                      6,643        6,069        5,388
                                                                             --------     --------     --------
                                                                              356,562      367,542      364,590
                                                                             --------     --------     --------

Commitments and contingencies (Note 10)

                                                          PARTNERS'
                                                      EQUITY (DEFICIT)
Limited  partner                                                                  319          (10)         587
General partner                                                                (5,344)       9,263       18,642
Total partners' equity (deficit)                                               (5,025)       9,253       19,229
                                                                             --------     --------     --------
                                                                             $351,537     $376,795     $383,819
                                                                             ========     ========     ========


               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                        FOR THE YEAR ENDED DECEMBER 31,
                                  -----------------------------------------
                                     1997           1996             1995
                                  --------        --------         --------
Sales                             $396,400        $388,990         $300,060
                                  --------        --------         --------

Costs and expenses:
     Cost of sales                 361,650         357,914          277,452
     Selling, general and
         administrative             23,257          17,069           16,681
     Profit participation            1,331             275              449
                                  --------       ---------         --------
                                   386,238         375,258          294,582
                                  --------       ---------         --------
     Operating income               10,162          13,732            5,478

Interest and dividend income            56              38               35
Interest expense                   (27,875)        (24,356)         (13,518)
Other, net                           2,168             621              441
                                  --------       ---------        ---------
     Net loss                     $(15,489)      $  (9,965)       $  (7,564)
                                  ========       =========        =========

               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)



                                           GENERAL         LIMITED
                                           PARTNER         PARTNER       TOTAL
                                           -------        --------      -------
Balances, December 31, 1994                $25,709        $ 1,084       $26,793
Net loss                                    (7,067)          (497)       (7,564)
                                           -------        -------       -------
Balances, December 31, 1995                 18,642            587        19,229
Net loss                                    (9,358)          (607)       (9,965)
Other                                          (21)            10           (11)
                                           -------        -------       -------
Balances, December 31, 1996                  9,263            (10)        9,253
Net loss                                   (14,607)          (882)      (15,489)
Limited Partner purchase adjustment              -          1,211         1,211
                                           -------        -------       -------
Balances, December 31, 1997                $(5,344)       $   319       $(5,025)
                                           =======        =======       =======




               The accompanying notes are an integral part of the financial statements.




                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                        1997            1996            1995
                                                                     --------        --------        ----------

Cash flows from operating activities:
   Net loss                                                          $(15,489)       $ (9,965)       $  (7,564)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation                                                 12,181          11,694            6,999
          Amortization                                                  1,165           1,020            1,019
          Gain on sale of property, plant and equipment                (3,017)         (1,539)            (440)
          Changes in current assets and liabilities:
              Trade accounts receivable                                12,266          (3,385)          (1,670)
              Inventories                                               8,748          19,673           (6,647)
              Accounts payable                                          4,978          (3,861)           2,261
              Accrued expenses                                          9,325             996            2,961
              Other                                                      (468)           (638)            (178)
                                                                     --------        --------        ---------
   NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                            29,689          13,995           (3,259)
                                                                     --------        --------        ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                        (11,258)        (35,035)         (61,472)
    Proceeds from disposal of property, plant and equipment             6,607             654              510
    Other, net                                                           (164)           (212)            (479)
                                                                     --------        --------        ---------
    NET CASH USED BY INVESTING ACTIVITIES                              (4,815)        (34,593)         (61,441)
                                                                     --------        --------        ---------

Cash flows from financing activities:
     Borrowings from related parties                                  195,145         224,930          171,050
     Payments to related parties                                     (214,289)       (200,380)        (102,000)
     Payment of long-term debt                                         (5,730)         (3,952)          (4,831)
                                                                     --------        --------        ---------
     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                          (24,874)         20,598           64,219
                                                                     --------        --------        ---------

Net decrease in cash and cash equivalents                                  --              --             (481)
Cash and cash equivalents at beginning of year                             --              --              481
                                                                     --------        --------        ---------
Cash and cash equivalents at end of year                             $     --        $     --        $      --
                                                                     ========        ========        =========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                           $ 26,584        $ 22,882       $   16,561
                                                                     ========        ========       ==========



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

       On March 3, 1993, the inception date of the Partnership's operations, New CF&I, Inc. ("General Partner" or "Company"), a then wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million (consisting of $7.3 million of cash, $3.1 million of capitalized direct acquisition costs, 598,400 shares of Oregon Steel common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Oregon Steel's common stock at $35 per share for five years, valued at $556,000) and (2) as the general partner, then acquired for $22.2 million a 95.2 percent interest in the Partnership. The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("Limited Partner") with a capital contribution of an asset valued at $1.2 million. On October 1, 1997, Oregon Steel purchased the Limited Partner's 4.8 percent interest in the Partnership.

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

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost, including interest capitalized during construction of $435,000, $2.2 million and $5.5 million in 1997, 1996 and 1995, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvement are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

        The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $4.9 million, $3.8 million and $2.8 million in 1997, 1996 and 1995, respectively. The carrying value of costs in excess of net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired.

OTHER ASSETS

        Included in other assets are water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

MAJOR CUSTOMERS

        In 1997, the Partnership derived 17.5, 13.1 and 11.0 percent of its sales from three customers, respectively. In 1996, the Partnership derived 13.7 percent of its sales from one customer.

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

3.      INVENTORIES

        Inventories were as follows as of December 31:

                                             1997           1996        1995
                                           -------        -------      -------
                                                       (in thousands)

          Raw materials                    $15,051        $16,246      $16,480
          Semifinished product              13,840         16,488       25,816
          Finished product                   3,868          8,245       20,012
          Stores and operating supplies      8,907          9,435        7,779
                                           -------        -------      -------
              Total inventory              $41,666        $50,414      $70,087
                                           =======        =======      =======

4.      SUPPLEMENTAL CASH FLOW INFORMATION

         During 1997, 1996 and 1995, the Partnership acquired property, plant and equipment for $435,000, $1.3 million and $15.8 million, respectively, which were included in accounts payable at December 31, 1997, 1996 and 1995, respectively.

5.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable include book overdrafts of $6.2 million at December 31, 1995, and retainage from construction projects of $6.6 million at December 31, 1995.

         Accrued expenses include accrued vacation of $3.1 million, $3.3 million and $3.3 million at December 31, 1997, 1996 and 1995, respectively. Accrued expenses also include $4.0 million of deferred revenue at December 31, 1997.

6.      DEBT AND FINANCING ARRANGEMENTS

         Term debt of $67.5 million was incurred by CF&I as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of December 31, 1997, the outstanding balance on the debt was $45.6 million, of which $38.2 million was classified as long-term.

         Borrowing requirements for capital expenditures and working capital have been provided through revolving loans from Oregon Steel and the General Partner. The loan from Oregon Steel includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due on December 31, 2002. The loan from the General Partner includes interest on the daily amount outstanding at the rate of 8.25 percent. The principal is due on demand or, if no demand, due on December 31, 2004. The loans are not expected to be repaid in 1998. Interest on the loans is paid on a monthly basis. See Note 9.

         As of December 31, 1997, principal payments on long-term debt are due as follows (in thousands):

                            1998                           $   7,373
                            1999                               7,164
                            2000                               7,861
                            2001                               8,626
                            2002                             191,664
                            Thereafter                        26,828
                                                           ---------
                                                           $ 249,516
                                                           =========

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Partnership's financial instruments at December 31 is as follows:

                                                 1997                          1996                            1995
                                     -------------------------     --------------------------    -----------------------------
                                         CARRYING      FAIR         CARRYING         FAIR         CARRYING         FAIR
                                          AMOUNT       VALUE         AMOUNT          VALUE         AMOUNT          VALUE
                                     -------------- ----------     ------------   -----------    -----------    --------------
                                                                          (in thousands)

Long-term debt, including
     current portion                  $  45,560      $  42,677      $  51,290      $  46,227      $  55,242      $  52,594
Long-term debt - Oregon Steel
     Mills, Inc.                        182,200        180,676        205,700        198,802        181,750        181,750
Long-term debt - New CF&I,
     Inc.                                21,756         17,064         17,400         11,939         16,800         16,800

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

 8.      EMPLOYEE BENEFIT PLANS

PENSION PLANS

         The Partnership has noncontributory defined benefit plans covering all of the eligible employees. The plans provide benefits based on participants' years of service and compensation. The Partnership funds at least the minimum annual contribution required by ERISA. Pension cost included the following components:


                                        1997          1996            1995
                                      -------        ------         -------
                                                  (IN THOUSANDS)
Service cost - benefits earned
    during the year                   $ 2,224        $2,897         $ 2,754
Interest cost on projected benefit
    obligations                           997           698             438
Actual return on plan assets           (2,072)         (976)           (955)
Net amortization and deferral           1,018           328             577
                                      -------        ------         -------
     Net pension cost                 $ 2,167        $2,947         $ 2,814
                                      =======        ======         =======

       The following table sets forth the funded status of the plans and the amount recognized in the Partnership's balance sheet as of December 31:


                                              1997        1996        1995
                                             -------     -------     -------
                                                     (IN THOUSANDS)
Accumulated benefit obligations,
     including vested benefits
     of $13,218, $10,961, and $7,834         $13,512     $11,444     $ 8,239
                                             =======     =======     =======
Projected benefit obligations                $15,631     $12,826     $ 9,336
Plan assets at fair value                     13,643      10,449       6,729
                                             -------     -------     -------
Projected benefit obligation in
   excess of plan assets                      (1,988)     (2,377)     (2,607)
Unrecognized net (gain) loss                    (230)        612         822
                                             -------     -------     -------
Pension liability recognized
   in balance sheet                          $(2,218)    $(1,765)    $(1,785)
                                             =======     =======     =======

       Plan assets are invested in common stock and bond funds (56%), marketable fixed income securities (41%) and insurance company contracts (3%) at December 31, 1997.

       The following table sets forth the significant actuarial assumptions for the Partnership's pension plans:

                                                        1997      1996    1995
                                                        ----      ----    ----
Discount rate                                           7.0%      7.5%    7.5%
Rate of increase in future compensation levels          4.0%      4.0%    4.0%
Expected long-term rate of return on plan assets        8.8%      8.8%    8.8%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

        The Partnership provides certain health care and life insurance benefits for substantially all of the retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of service. The benefit plans are unfunded.

        The following table sets forth the status of the plans as of December
31:


                                                                1997           1996           1995
                                                              --------       --------       --------
                                                                          (IN THOUSANDS)
Net periodic postretirement benefit
   costs include:
        Service cost                                           $   116        $   158        $   215
        Interest cost                                              577            584            561
        Amortization of unrecognized
           net losses                                               84            142            142
                                                               -------        -------        -------
Net periodic postretirement benefit cost                       $   777        $   884        $   918
                                                               =======        =======        =======

Accumulated postretirement benefit obligation:
      Retirees                                                 $ 3,637        $ 2,001        $ 1,014
      Fully eligible plan participants                           3,063          3,410          3,869
      Other active plan participants                               603          2,967          3,008
                                                               -------        -------        -------
                                                               $ 7,303        $ 8,378        $ 7,891
                                                               =======        =======        =======
Accumulated postretirement benefit obligation in
       excess of plan assets                                   $(7,303)       $(8,378)       $(7,891)
Unrecognized net loss                                              559          2,208          2,422
                                                               -------        -------        -------
Postretirement liability recognized in the balance sheets      $(6,744)       $(6,170)       $(5,469)
                                                               =======        =======        =======


     The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent, 7.5 percent and 7.5 percent in 1997, 1996 and 1995, respectively.

PROFIT PARTICIPATION PLAN

     The Partnership has a profit participation plan under which it distributes quarterly to eligible employees 12 percent of its operating income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the Partnership. Expense under the plan was $1.3 million in 1997, $275,000 in 1996 and $449,000 in 1995.

THRIFT PLANS

     The Partnership has qualified thrift (401(k)) plans for eligible employees under which the Partnership matches 25 percent of the first 4 percent of the participant's deferred compensation. Partnership contribution expense in 1997, 1996 and 1995 was $269,000, $417,000 and $387,000, respectively.

9.   RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

        The Partnership pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Partnership.

                                            1997          1996           1995
                                         ---------      --------      ---------
                                                      (IN THOUSANDS)

Oregon Steel administrative fees         $   4,103      $  3,046      $   3,548
Interest expense on notes payable to
   Oregon  Steel                            21,891        21,476         11,895
Debt payable to Oregon Steel at
   December 31                             182,200       205,700        181,750
Accounts payable to Oregon Steel at
   December 31                               7,676         5,667          4,454


NEW CF&I, INC.

        The Partnership includes in costs of sales amounts related to transportation services provided by a subsidiary of the General Partner.

                                             1997         1996         1995
                                           -------     --------      -------
                                                     (IN THOUSANDS)

Services from subsidiary of
   General Partner                         $ 4,191     $  4,416      $ 5,002
Interest expense on notes payable to
   General Partner                           1,964        1,553        1,503
Debt payable to General Partner at
   December 31                              21,756       17,400       16,800
Accounts payable to General Partner at
   December 31                               2,657        3,133          617
Interest payable on the debt at
   December 31                               5,034        3,260        1,830

NIPPON STEEL CORPORATION

        In 1994 the Partnership entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon Steel Corporation ("Nippon"). Additionally, the Partnership pays royalties to Nippon based on DHH rail sales. The Partnership has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties.

                                                  1997        1996        1995
                                                --------     ------     -------
                                                         (IN THOUSANDS)

     Payments to Nippon for the year ended
        December 31                             $    659     $2,914     $15,394
     Accounts payable to Nippon at
        December 31                                  346          -       2,252



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

     In connection with the 1993 formation of the Partnership and the acquisition of the Partnership interest by the General Partner, the Partnership accrued a liability of $36.7 million for environmental remediation at the Pueblo, Colorado, steel mill. The Partnership believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a postclosure permit. The permit contains a prioritized schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1997, the accrued liability was $35.0 million, of which $32.9 million was classified as noncurrent in the balance sheet.

GUARANTEES

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

LABOR DISPUTE

       The Partnership's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike for approximately 1,060 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Partnership was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

       By December 1997, the Partnership had sufficient permanent replacement employees necessary to reach full production capacity. At the end of December, the Pueblo Mill was operating at approximately 65% of capacity and is expected to reach full production during the first half of 1998. As a result of weathering the strike and successfully resuming operations, the Partnership believes it can return to full production with fewer workers than before the strike.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of January 1998, 30 former striking employees had returned to work as a result of their unconditional offer. Approximately 920 former striking workers remain unreinstated ("Unreinstated Employees").

       As a result of the labor dispute, both the Partnership and the Union have filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). On February 24, 1998, the Regional Director of the NLRB Denver office informed the parties that he would issue complaints against both the Partnership and the Union. The Union will be charged with engaging in numerous incidents of picket line violence, and threats and intimidation of replacement workers. The complaint against the Partnership, which was issued on February 27, 1998, alleges violations of several provisions of the National Labor Relations Act. The Partnership not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

OTHER CONTINGENCIES

     The Partnership is also party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the financial condition of the Partnership.

11.  UNUSUAL AND NONRECURRING ITEMS

PROCEEDS FROM INSURANCE SETTLEMENT

     Sales for 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Partnership. In total, the Partnership received $7 million of insurance proceeds from this claim of which $4.5 million was recorded in 1996.

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

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT AND EXECUTIVE COMPENSATION

     The following table sets forth information with respect to each director of New CF&I, Inc. including their names and ages as of February 15, 1998, business experience during the past five years and directorships in other corporations. Directors are elected each year at the annual stockholders meeting.

                                                PRINCIPAL OCCUPATION AND                                    DIRECTOR
            NAME                              CERTAIN OTHER DIRECTORSHIPS                       AGE           SINCE
            ----                              ---------------------------                       ---         --------


Thomas B. Boklund             Mr.  Boklund is the Chairman of the Board of  Directors  and      58            1993
                              Chief  Executive  Officer  of the  Company.  He is also  the
                              Chairman  of the  Board of  Directors  and  Chief  Executive
                              Officer of Oregon Steel. He was Chief  Operating  Officer of
                              Oregon  Steel  from  May  1982 to July  1985,  became  Chief
                              Executive  Officer in August 1985, and Chairman of the Board
                              of Directors in February  1992.  He also served as President of Oregon  Steel  from May 1982 to  February  1992,  and was reappointed  as President  from April 1994 to December 1996.
                              He has been a director  of Paragon  Trade  Brands,  Inc.,  a manufacturer  of private  label infant  disposable  diapers, since  April 1993,  and a director  of Oregon  Metallurgical
                              Corporation,   an   integrated   manufacturer   of  titanium
                              products, since April 1996.

L. Ray Adams                  Mr.  Adams  is the  Vice  President  of  Finance  and  Chief      47            1993
                              Financial  Officer of the  Company.  He served as a Director of  Colorado & Wyoming  Railroad  from  March  1993  through
                              March  1994.  He is also the Vice  President  of Finance and
                              Chief  Financial  Officer of Oregon  Steel.  He assumed this position with Oregon Steel in April 1991.

Joe E. Corvin                 Mr. Corvin is the President and Chief  Operating  Officer of      52            1993
                              the  Company.   He  served  as  Senior  Vice   President  of
                              Manufacturing  and Chief  Operating  Officer of the  Company
                              from  March 1993 to August  1996.  He is the  President  and
                              Chief  Operating  Officer  of  Oregon  Steel.  He  was  Vice
                              President  and General  Manager of Oregon  Steel's  Portland
                              Steel  Works from  February  1992 to March  1994,  served as
                              Senior  Vice  President  of Oregon  Steel  from July 1996 to
                              December  1996,  and became  President  and Chief  Operating
                              Officer of Oregon Steel in December 1996.

Keiichiro Shimakawa           Mr. Shimakawa  became the Executive Vice President,  General      49            1996
                              Manager of Nippon Steel USA, Inc.,  Chicago Branch,  in July
                              1996.  He  served  as  Executive  Vice  President  of Nippon
                              Steel  USA,  Inc.  from  July  1994  to July  1996.  He also served  as the  Manager  of Tin  Plate  Sales  for the Sheet
                              Sales  Department  at Nippon  Steel's  head office in Tokyo,
                              Japan, from 1990 to July 1994.

                                       47

      The following table sets forth the compensation paid to or accrued by the Company and its subsidiaries for the Chief Executive Officer and each of the four most highly paid executive officers of the Company and its subsidiaries as of December 31, 1997, and other individuals fitting such description, but not employed as such as of December 31, 1997. The Chief Executive Officer and certain other executive officers were paid by Oregon Steel. The compensation information relating to the named executive officers of the Company who are also named executives of Oregon Steel and Section 16 reporting compliance information as set forth under the captions "Executive Compensation," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Board Compensation Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Oregon Steel Mills, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated herein by reference. Executive officers of the Company are listed on page 8 of this Form 10-K.



                                            SUMMARY COMPENSATION TABLE


                                               ANNUAL COMPENSATION(3)             ALL OTHER COMPENSATION(3)
                                        ----------------------------------      -----------------------------
                NAME AND                                                          THRIFT PLAN
           PRINCIPAL POSITION           YEAR         SALARY       BONUS(1)      CONTRIBUTION(2)         OTHER
           ------------------           ----         ------       --------      ---------------         -----

     Thomas B. Boklund
     CEO

     Joe E. Corvin
     President and
        Chief Operating Officer

     L. Ray Adams
     Vice President of
        Finance and Chief
        Financial Officer

     Michael D. Buckentin               1997           169,526         5,919                1,600       1,409
     Vice President and
        General Manager

     James E. Dionisio                  1997           123,719         4,448                1,302
     Vice President of                  1996            93,840           596                  944
        Sales and Marketing             1995            81,957           804                  821

---------------

(1)  Amounts earned pursuant to the Company's Profit Participation Plan.

(2) Matching contributions made by the Company on behalf of the named executive to the Company's Thrift Plan.

(3) Pension benefits accrued in 1997 are not included in this Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    The equity of New CF&I, Inc. is held 87 percent by Oregon Steel, 10 percent by Nippon and 3 percent by Nissho Iwai. New CF&I, Inc., as general partner, has a 95.2 percent partnership interest in CF&I Steel L.P. Oregon Steel has a 4.8 percent partnership interest in CF&I Steel, L.P.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For related party transactions, see Note 11 to the Company's consolidated financial statements and Note 9 to CF&I's financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K
                                                                          PAGE
                                                                          ----

(A)   (i)   FINANCIAL STATEMENTS:
            NEW CF&I, INC.
            Report of Independent Accountants - 1997 and 1996............  15
            Report of Independent Accountants - 1995 ....................  16
            Consolidated Balance Sheets at December 31, 1997,
               1996 and 1995............................................   17
            Consolidated Statements of Income for each of the
               three years in the period ended December 31, 1997........   18
            Consolidated Statements of Changes in Stockholders'
               Equity for each of the three years in the period
               ended December 31, 1997..................................   19
            Consolidated Statements of Cash Flows for each of
               the three years in the period ended
               December 31, 1997........................................   20
            Notes to Consolidated Financial Statements..................   21

            CF&I STEEL, L.P.
            Report of Independent Accountants - 1997 and 1996............  31
            Report of Independent Accountants - 1995.....................  32
            Balance Sheets at December 31, 1997, 1996 and 1995...........  33
            Statements of Operations for each of the three years
                 in the period ended December 31, 1997...................  34
            Statements of Changes in Partners' Equity (Deficit)
                 for each of the three years in the period ended
                 December 31, 1997......................................   35
            Statements of Cash Flows for each of the three years
                 in the period ended December 31, 1997..................   36
            Notes to Financial Statements...............................   37
      (ii)  Financial Statement Schedules for each of the three
                 years in the period ended December 31, 1997:
            Schedule II - Valuation and Qualifying Accounts.............   51
            Report of Independent Accountants  on Financial
               Statement Schedule ......................................   52
      (iii) Exhibits: Reference is made to the list on page 53 of the exhibits filed with this report.
(B)         No reports on Form 8-K were required to be filed by
              the Registrant during the fourth quarter of the year ended December 31, 1997.





                                                  NEW CF&I, INC.
                                                 CF&I STEEL, L.P.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEAR ENDED DECEMBER 31
                                                  (IN THOUSANDS)

                                                                         COLUMN C
                                                                -------------------------
                                                COLUMN B        ADDITIONS                                           COLUMN E
                                               ----------                                                          ----------
                                               BALANCE AT       CHARGED TO       CHARGED                           BALANCE AT
COLUMN A                                        BEGINNING       COSTS AND        TO OTHER         COLUMN D           END OF
--------                                                                                          ---------
CLASSIFICATION                                  OF PERIOD        EXPENSES        ACCOUNTS        DEDUCTIONS          PERIOD
--------------                                 ----------       ----------       --------        ----------        ----------

     1997
     ----
Allowance for doubtful accounts                    $455            $820             -              $(264)            $1,011
     1996
     ----
Allowance for doubtful accounts                    $518               -             -              $ (63)            $  455
     1995
     ----
Allowance for doubtful accounts                    $592               -             -              $ (74)            $  518



REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of New CF&I, Inc.
and the Partners of CF&I Steel, L.P.

Our audits of the consolidated financial statements referred to in our reports dated February 27, 1998 appearing on pages 15 and 31 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in
Item 14(a)(ii) of this Form 10-K for the years ended December 31, 1997 and 1996. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Portland, Oregon
February 27, 1998

                                LIST OF EXHIBITS


  3.1 Certificate of Incorporation of New CF&I, Inc. (Filed as exhibit 3.1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  3.2 Amended and Restated Agreement of Limited Partnership of CF&I Steel, L.P. dated as of March 3, 1993, by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit 28.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
  3.3 Bylaws of New CF&I, Inc. (Filed as exhibit 3.3 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.1 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as issuer; Chemical Bank, as trustee, and New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, with respect to 11% First Mortgage Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
  4.2 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.3 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.4 Form of Intercreditor Agreement. (Filed as exhibit 4.4 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.5    Form of Guarantee of First Mortgage Notes due 2003 (Filed as exhibit
         4.1 to Form 8-A of New CF&I, Inc. and CF&I Steel, L.P., filed on
         May 31, 1996, and incorporated by reference herein.)
  4.6 Form of Promissory Note. (Filed as exhibit 4.2 to Form 8-A of CF&I Steel, L.P. filed on May 31, 1996 and incorporated by reference herein.)
 10.1    Asset Purchase Agreement dated as of March 3, 1993 among CF&I
         Steel Corporation, Denver Metals Company, Albuquerque Metals
         Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals
         Company, Colorado & Utah Land Company, The Colorado and Wyoming
         Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P.,
         New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit
         2.1 to the Current Report on Form 8-K of Oregon Steel Mills,
         Inc. dated March 3, 1993, and incorporated by reference herein.)
27.1     Financial Data Schedule of New CF&I, Inc.
27.2     Financial Data Schedule of CF&I Steel, L.P.
99.1     Amended and Restated Credit Agreement among Oregon Steel Mills, Inc.
         as the Borrower, Certain Commercial Lending Institutions as the Lenders, First Interstate Bank of Oregon, N.A. as the Administrative Agent for the Lenders, The Bank of Nova Scotia as the Syndication
         Agent for the Lenders and First Interstate Bank of Oregon, N.A. and
         The Bank of Nova Scotia as the Managing  Agents for the Lenders.
         (Filed as exhibit 10.0 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
99.2     Second Amendment dated as of December 11, 1997 to the Credit
         Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National Association, formerly known as First Interstate Bank of Oregon, N.A., as the Administrative
         Agent for the Lenders; the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and Wells Fargo Bank
         National Association and the Bank of Nova Scotia, as the Managing Agents for the Lenders.
99.3 Third Amendment dated February 17, 1998 to the Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as
         Borrower, certain Commercial Lending Institutions as the
         Lenders, Wells Fargo Bank National Association, formerly known as First Interstate Bank of Oregon, N.A., as the Administrative
         Agent for the Lenders; the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and Wells Fargo Bank
         National Association and the Bank of Nova Scotia, as the Managing Agents for the Lenders.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                         NEW CF&I, INC.

                                         BY    /S/ THOMAS B. BOKLUND
                                           -----------------------------------
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                                         CF&I STEEL, L.P.

                                         BY:  NEW CF&I, INC.
                                              GENERAL PARTNER

                                         BY    /S/ THOMAS B. BOKLUND
                                           ------------------------------------
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of New CF&I, Inc. and CF&I Steel, L.P. in the following capacities on the dates indicated.

         SIGNATURE                               TITLE                 DATE
         ---------                               -----                 ----

  /s/ Thomas B. Boklund            Chairman of the Board,         March 1, 1998
----------------------------
                                   Chief Executive Officer and
    (Thomas B. Boklund)            Director of New CF&I, Inc.
                                   (Principal Executive Officer)

 /s/  Joe E. Corvin                President, Chief Operating     March 1, 1998
-----------------------
    (Joe E. Corvin)                Officer and Director of
                                   New CF&I, Inc.

 /s/  L. Ray Adams                 Vice President of Finance,     March 1, 1998
----------------------------
    (L. Ray Adams)                 Chief Financial Officer and
                                   Director of New CF&I, Inc.
                                   (Principal Financial Officer)

/s/ Christopher D. Cassard         Corporate Controller           March 1, 1998
----------------------------
   (Christopher D. Cassard)        of New CF&I, Inc.
                                   (Principal Accounting Officer)

 /s/  Keiichiro Shimakawa          Director of New CF&I, Inc.     March 1, 1998
---------------------------
    (Keiichiro Shimakawa)