Form 10-Q
period 1998-03-31
NEW CF&I INC
filed 1998-05-15
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                               ------------------------------------------------
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
                                                     Yes   X   No
                                                         -----    -----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX
                                                                           Page
                                                                           ----
PART I.  FINANCIAL  INFORMATION

         Item 1.        Financial Statements - New CF&I, Inc.
                                               --------------

                        Consolidated Balance Sheets
                           March 31, 1998 (unaudited)
                           and December 31, 1997 ..............................2

                        Consolidated Statements of Income (unaudited)
                           Three months ended March 31, 1998
                           and 1997 ...........................................3

                        Consolidated Statements of Cash Flows (unaudited)
                           Three months ended March 31, 1998
                           and 1997 ...........................................4

                        Notes to Consolidated Financial
                           Statements (unaudited)............................5-6

                        Financial Statements - CF&I Steel, L.P.
                                               ----------------

                        Balance Sheets
                           March 31, 1998 (unaudited)
                           and December 31, 1997 ..............................7

                        Statements of Operations (unaudited)
                           Three months ended March 31, 1998
                           and 1997 ...........................................8

                        Statements of Cash Flows (unaudited)
                           Three months ended March 31, 1998
                           and 1997 .......................................... 9

                        Notes to Financial
                           Statements (unaudited)..........................10-11

         Item 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  ...........12-14

         Item 3.        Quantitative and Qualitative Disclosures about
                           Market Risk........................................14

PART II. OTHER INFORMATION

         Item 1.        Legal Proceedings.....................................15

         Item 6.        Exhibits and Reports on Form 8-K......................15

         SIGNATURES...........................................................15


                                        NEW CF&I, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                       (In thousands)


                                                                               March 31,
                                                                                 1998         December 31,
                                                                              (Unaudited)         1997
                                                                              -----------     ------------
                                                       ASSETS
     Current assets:
          Cash and cash equivalents                                            $    118        $      3
          Trade accounts receivable, net                                         46,945          37,165
          Inventories                                                            38,224          41,842
          Deferred tax asset                                                      5,404           4,290
          Other                                                                   2,837           2,500
                                                                               --------        --------
               Total current assets                                              93,528          85,800
                                                                               --------        --------

     Property, plant and equipment:
          Land and improvements                                                   3,635           3,635
          Buildings                                                              18,206          15,710
          Machinery and equipment                                               232,462         231,159
          Construction in progress                                                5,839           7,302
                                                                               --------        --------
                                                                                260,142         257,806
          Accumulated depreciation                                              (37,989)        (34,485)
                                                                               --------        --------
                                                                                222,153         223,321
                                                                               --------        --------

     Excess of cost over net assets acquired, net                                35,688          35,943
     Other assets                                                                18,318          19,023
                                                                               --------        --------
                                                                               $369,687        $364,087
                                                                               ========        ========

                                                        LIABILITIES
     Current liabilities:
          Current portion of long-term debt                                    $ 10,872        $  7,373
          Accounts payable                                                       45,338          36,728
          Accrued expenses                                                       28,534          26,793
                                                                               --------        --------
               Total current liabilities                                         84,744          70,894
          Long-term debt                                                         34,688          38,187
          Long-term debt - Oregon Steel Mills, Inc.                             178,100         182,200
          Environmental liability                                                32,941          32,941
          Deferred employee benefits                                              6,734           6,643
                                                                               --------        --------
                                                                                337,207         330,865
                                                                               --------        --------
     Minority interests                                                             261             319
                                                                               --------        --------
     Redeemable common stock                                                     21,840          21,840
                                                                               --------        --------
     Contingencies (Note 3)
                                                      STOCKHOLDERS' EQUITY
     Common stock                                                                     1               1
     Additional paid-in capital                                                  16,603          16,603
     Retained earnings                                                           (6,225)         (5,541)
                                                                               --------        --------
                                                                                 10,379          11,063
                                                                               --------        --------
                                                                               $369,687        $364,087
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

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)



                                                    Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                    1998             1997
                                                  -------          --------
Sales                                             $99,130          $111,220

Costs and expenses:
     Cost of sales                                 87,909            98,871
     Selling, general and administrative
       expenses                                     5,553             4,979
                                                  -------          --------
          Operating income                          5,668             7,370

Other income (expense):
     Interest and dividend income                      10               192
     Interest expense                              (6,176)           (7,018)
     Minority interest                                 58                31
     Other, net                                        99              (107)
                                                  -------          --------
          Income (loss) before income taxes          (341)              468
Income tax expense                                   (343)             (403)
                                                  -------          --------
     Net income (loss)                            $  (684)         $     65
                                                  =======          ========





         The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998           1997
                                                    -----------   --------------
Cash flows from operating activities:
    Net income (loss)                                 $   (684)     $     65
    Adjustments to reconcile net income to net cash
         provided  by operating activities:
             Depreciation and amortization               3,813         3,374
             Deferred income taxes                        (448)        3,663
             Minority interest                             (58)          (31)
             Other, net                                      3           183
             Changes in current assets and
                liabilities, net                         4,352          (736)
                                                      --------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES           6,978         6,518
                                                      --------      --------
Cash flows from investing activities:
     Additions to property, plant and equipment         (2,766)       (2,397)
     Other, net                                              3           188
                                                      --------      --------
     NET CASH USED BY INVESTING ACTIVITIES              (2,763)       (2,209)
                                                      --------      --------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.           52,800        53,100
     Payments to Oregon Steel Mills, Inc.              (56,900)      (50,400)
     Payment of long-term debt                            --          (2,798)
                                                      --------      --------
     NET CASH USED BY FINANCING ACTIVITIES              (4,100)          (98)
                                                      --------      --------

Net increase in cash and cash equivalents                  115         4,211
Cash and cash equivalents at beginning of period             3             3
                                                      --------      --------
Cash and cash equivalents at end of period            $    118      $  4,214
                                                      ========      ========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                       $  5,314      $  2,318














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

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1997 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:

                                                March 31,         December 31,
                                                  1998                1997
                                               ----------         ------------
                                                      (In thousands)
       Raw materials                            $ 8,063             $ 15,051
       Semifinished product                      13,557               13,840
       Finished product                           5,697                3,868
       Stores and operating supplies             10,907                9,083
                                                -------             --------
            Total Inventory                     $38,224             $ 41,842
                                                =======             ========

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill. In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At March 31, 1998, CF&I has a reserve of $34.9 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

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

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike of approximately 1,060 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, CF&I had sufficient permanent replacement employees to reach full production capacity

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of March 1998, 45 former striking employees had returned to work as a result of their unconditional offer. Approximately 820 former striking workers remain unreinstated ("Unreinstated Employees").

      As a result of the labor dispute, both CF&I and the Union have filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). On February 27, 1998 the Regional Director of the NLRB's Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act. CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.



                                         CF&I STEEL, L.P.
                                          BALANCE SHEETS
                                          (In thousands)
                                                                        March 31,
                                                                           1998           December 31,
                                                                      (Unaudited)             1997
                                                                      -----------         ------------

                                               ASSETS
     Current assets:
          Cash and cash equivalents                                      $    115             $      -
          Trade accounts receivable, net                                   46,200               36,652
          Inventories                                                      38,046               41,666
          Other                                                             2,542                2,350
                                                                         --------             --------
               Total current assets                                        86,903               80,668
                                                                         --------             --------

     Property, plant and equipment:
          Land and improvements                                             3,629                3,629
          Buildings                                                        18,100               15,604
          Machinery and equipment                                         229,960              228,656
          Construction in progress                                          5,839                7,302
                                                                         --------             --------
                                                                          257,528              255,191
          Accumulated depreciation                                        (36,925)             (33,488)
                                                                         --------             --------
                                                                          220,603              221,703
                                                                         --------             --------

     Excess of cost over net assets acquired, net                          35,688               35,943
     Other assets                                                          13,183               13,223
                                                                         --------             --------
                                                                         $356,377             $351,537
                                                                         ========             ========

                                                LIABILITIES
     Current liabilities:
          Current portion of long-term debt                                10,872             $  7,373
          Accounts payable                                                 50,309               41,489
          Accrued expenses                                                 26,924               25,973
                                                                         --------             --------
               Total current liabilities                                   88,105               74,835
     Long-term debt                                                        34,688               38,187
     Long-term debt - Oregon Steel Mills, Inc.                            178,100              182,200
     Long-term debt - New CF&I, Inc.                                       21,756               21,756
     Environmental liability                                               32,941               32,941
     Deferred employee benefits                                             6,734                6,643
                                                                         --------             --------
                                                                          362,324              356,562
                                                                         --------             --------
     Contingencies (Note 3)

                                             PARTNERS' EQUITY
                                                 (DEFICIT)
     Limited partner                                                          261                  319
     General partner                                                       (6,208)              (5,344)
                                                                         --------             --------
                                                                           (5,947)              (5,025)
                                                                         --------             --------
                                                                         $356,377             $351,537
                                                                         ========             ========

               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                     1998                1997
                                                    -------            --------
Sales                                               $97,495            $109,753

Costs and expenses:
     Cost of sales                                   86,442              97,651
     Selling, general and administrative
       expenses                                       5,421               4,845
                                                    -------            --------
          Operating income                            5,632               7,257

Other income (expense):
     Interest and dividend income                        10                   8
     Interest expense                                (6,664)             (7,441)
     Other, net                                          99                (107)
                                                    -------          ----------
          Net loss                                  $  (923)         $     (283)
                                                    =======          ==========



               The accompanying notes are an integral part of the financial statements.




                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                    1998                1997
                                                                ----------          ----------
Cash flows from operating activities:
    Net loss                                                      $  (923)            $  (283)
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                          3,746               3,319
             Other, net                                                 3                  50
             Changes in current assets and liabilities, net         3,743                (809)
                                                                 --------             -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      6,569               2,277
                                                                 --------             -------

Cash flows from investing activities:
     Additions to property, plant and equipment                    (2,357)             (2,511)
     Other, net                                                         3                 188
                                                                 --------             -------
     NET CASH USED BY INVESTING ACTIVITIES                         (2,354)             (2,323)
                                                                 --------             -------

Cash flows from financing activities:
     Borrowings from related parties                               52,800              57,456
     Payments to related parties                                  (56,900)            (50,400)
     Payment of long-term debt                                          -              (2,799)
                                                                 --------             -------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (4,100)               4,257
                                                                 -------              -------

Net increase in cash and cash equivalents                             115               4,211
Cash and cash equivalents at beginning of year                          -                   -
                                                                 --------             -------
Cash and cash equivalents at end of year                         $    115             $ 4,211
                                                                 ========             =======

Supplemental disclosures of cash flow information:
   Cash paid for:
             Interest                                            $  5,314             $ 8,208






               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Basis of Presentation
      ---------------------

      The financial statements include the accounts of CF&I Steel, L.P. ("CF&I" or "Partnership"). In January 1998, the Partnership assumed the trade name of Rocky Mountain Steel Mills.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Partnership's 1997 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

        Inventories consist of:
                                              March 31,           December 31,
                                                1998                  1997
                                              ---------           ------------
                                                     (In thousands)

        Raw materials                          $ 8,063               $15,051
        Semifinished product                    13,557                13,840
        Finished product                         5,697                 3,868
        Stores and operating supplies           10,729                 8,907
                                               -------               -------
              Total Inventory                  $38,046               $41,666
                                               =======               =======


3.    Contingencies
      -------------

      ENVIRONMENTAL. The Partnership acquired certain assets from CF&I Steel Corporation in 1993 and established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to the Partnership which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At March 31, 1998, the Partnership has a reserve of $34.9 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

      GUARANTEES. Oregon Steel Mills, Inc. ("Oregon Steel") has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Partnership guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Partnership, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Partnership, and also guaranteed by the Partnership.

       LABOR DISPUTE
       -------------

       The Partnership's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike for approximately 1,060 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Partnership was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, the Partnership had sufficient permanent replacement employees to reach full production capacity.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of March 1998, 45 former striking employees had returned to work as a result of their unconditional offer. Approximately 820 former striking workers remain unreinstated ("Unreinstated Employees").

       As a result of the labor dispute, both the Partnership and the Union have filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). On February 27, 1998, the Regional Director of the NLRB's Denver office issued a complaint against the Partnership alleging violations of several provisions of the National Labor Relations Act. The Partnership not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand, potential equipment malfunction, work stoppages, and plant construction and repair delays.

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2% owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended March 31, 1998 and 1997, sales of the Partnership were 98.4 percent and 98.7 percent, respectively, of the consolidated sales of the Company. For the three months ended March 31, 1998 and 1997, cost of sales of the Partnership were 98.3 percent and 98.7 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                                 Three Months Ended,
                                                      March 31
                                             --------------------------
                                               1998              1997
                                             -------           --------
Tonnage sold:
     Rail                                     98,200             94,800
     Rod, Bar and Wire                        96,400            112,500
     Seamless Pipe                            19,200             33,200
     Semifinished                             21,200              7,500
                                            --------           --------
          Total                              235,000            248,000
                                            ========           ========

Sales (in thousands):                       $ 99,130           $111,220(1)
Consolidated average selling price per ton: $    422           $    438(2)

(1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

(2) Excludes insurance proceeds referred to in Note (1) above.

-----------------------


    The Company's sales for the first quarter of 1998 of $99.1 million decreased
10.9 percent from sales of $111.2 million in the first quarter of 1997. Shipments decreased 5.2 percent to 235,000 tons in the first quarter of 1998 from 248,000 tons in the first quarter of 1997. The decrease in sales and shipments was primarily due to decreased shipments of seamless pipe and wire products. Seamless pipe shipments were 19,200 tons in the first quarter of 1998, compared to 33,200 tons in the first quarter of 1997, primarily due to the continuing recovery of production capacity to pre-strike levels. The Company sold its wire operations in June 1997.

    Although the average selling prices for rail, seamless pipe, rod and semifinished products were higher in the first quarter 1998 compared to the first quarter 1997, the Company's consolidated average selling prices decreased $16 per ton to $422 per ton in the first quarter of 1998, compared to the first quarter of 1997. The consolidated average selling price decreased in the first quarter of 1998, due to decreased shipments of seamless pipe and wire products and increased shipments of the lower priced semifinished products. Of the $12.1 million sales decrease, $3.9 million was the result of lower average selling prices, $5.7 million was from volume decreases, and $2.5 million was from the non-recurring insurance proceeds received in the first quarter of 1997 resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company's steel mill.

    The Company's gross profit for the first quarter of 1998 was $11.2 million or 11.3 percent compared to $9.8 million or 9.1 percent (excluding insurance proceeds) for the corresponding 1997 period. First quarter 1997 gross profit was negatively impacted by higher rail and seamless pipe manufacturing costs, primarily due to the 1996 power transformer outage which increased semifinished inventory costs that flowed through to cost of sales in the first quarter of 1997, and planned maintenance downtimes at the seamless pipe mill. The increase in gross profit in 1998 compared to 1997 (excluding the insurance recovery) is due primarily to the higher average selling prices noted above and increased shipments of rail and semifinished products, offset by lower seamless pipe shipments. While the gross profit margin was higher in the first quarter of 1998 than the first quarter of 1997 (excluding the insurance recovery), the Company continued to incur higher than normal manufacturing costs and reduced production and shipments as a result of the strike by the Union (see Note 3 to the Consolidated Financial Statements).

    The Company's selling, general and administrative ("SG&A") for the first quarter of 1998 increased $574,000 from the corresponding 1997 period and increased as a percentage of sales to 5.6 percent in the first quarter of 1998, from 4.5 percent for the corresponding 1997 period. The increase was due to costs specifically related to the labor dispute with the Union.

    The Company's total interest cost for the first quarter of 1998 was $6.3 million compared to $7.0 million for the corresponding 1997 period. The lower interest cost is the result of reduced long-term debt.

    The Company's effective income tax rates were 101 percent and 86 percent for the three month period ended March 31, 1998 and 1997, respectively. The effective tax rate for the first quarters of 1998 and 1997 varied from the combined state and federal statutory rates due to miscellaneous adjustments to the Company's tax accounts.

Liquidity and Capital Resources
-------------------------------

    The Company's cash flow from operations for the first quarter of 1998 was $7.0 million compared to $6.5 million in the first quarter of 1997. The major items affecting this $500,000 increase were a larger decrease in inventories ($3.1 million), a larger increase in accounts payable ($2.0 million), and an increase in accrued expenses versus a decrease in 1997 ($2.4 million). These increases were partially offset by decreased deferred income taxes versus an increase in 1997 ($4.1 million) and a larger increase in accounts receivable ($2.8 million).

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of March 31, 1998, $178.1 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 1998, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of March 31, 1998, the outstanding balance on the debt was $45.6 million, of which $34.7 million was classified as long-term.

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

    The Company expects that anticipated needs for working capital and capital expenditures will be met from funds generated from operations and available borrowings from Oregon Steel.

    CAPITAL EXPENDITURES. During the first quarter of 1998, the Company expended approximately $2.6 million, excluding capitalized interest, on capital projects.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

PART II  OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------

              See discussion of labor dispute in Note 3 to the Company's Consolidated Financial Statements and incorporated by reference herein.


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

                                                      NEW CF&I, INC.


Date:  May 14, 1998                            /s/  Christopher D. Cassard
                                           ----------------------------------
                                                   Christopher D. Cassard
                                                    Corporate Controller


                                                    CF&I STEEL, L.P.
                                                   By:  New CF&I, Inc.
                                                     General Partner



Date:  May 14, 1998                           /s/ Christopher D. Cassard
                                           ----------------------------------
                                                 Christopher D. Cassard
                                                   Corporate Controller
                                                     New CF&I, Inc.