Form 10-Q
period 1998-06-30
NEW CF&I INC
filed 1998-08-11
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               ------------------------------------------------
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

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL  INFORMATION

         Item 1.    Financial Statements - New CF&I, Inc.
                                           --------------

                    Consolidated Balance Sheets
                       June 30, 1998 (unaudited)
                       and December 31, 1997 ..................................2

                    Consolidated Statements of Income (unaudited)
                       Three months and six months ended June 30, 1998
                       and 1997 ...............................................3

                    Consolidated Statements of Cash Flows (unaudited)
                       Six months ended June 30, 1998
                       and 1997 ..............................................4

                    Notes to Consolidated Financial
                       Statements (unaudited)...............................5-6

                    Financial Statements - CF&I Steel, L.P.
                                           ----------------

                    Balance Sheets
                       June 30, 1998 (unaudited)
                       and December 31, 1997 .................................7

                    Statements of Operations (unaudited)
                       Three months and six months ended June 30, 1998
                       and 1997 ..............................................8

                    Statements of Cash Flows (unaudited)
                       Six months ended June 30, 1998
                       and 1997 ............................................. 9

                    Notes to Financial
                       Statements (unaudited).............................10-11

         Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  ..............12-14


PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.........................15


         SIGNATURES.......................................................   15



                                         NEW CF&I, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)


                                                                          June 30,
                                                                           1998             December 31,
                                                                        (Unaudited)            1997
                                                                       -------------       -------------
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                             $      3           $      3
     Trade accounts receivable, net                                          46,755             37,165
     Inventories                                                             46,544             41,842
     Deferred tax asset                                                       5,404              4,290
     Other                                                                    2,370              2,500
                                                                           --------           --------
          Total current assets                                              101,076             85,800
                                                                           --------           --------

Property, plant and equipment:
     Land and improvements                                                    3,574              3,635
     Buildings                                                               18,182             15,710
     Machinery and equipment                                                234,326            231,159
     Construction in progress                                                 5,158              7,302
                                                                           --------           --------
                                                                            261,240            257,806
     Accumulated depreciation                                               (40,837)           (34,485)
                                                                           --------           --------
                                                                            220,403            223,321
                                                                           --------           --------

Excess of cost over net assets acquired                                      35,433             35,943
Other assets                                                                 18,308             19,023
                                                                           --------           --------
                                                                           $375,220           $364,087
                                                                           ========           ========
                                                      LIABILITIES
Current liabilities:
     Current portion of long-term debt                                     $  7,801           $  7,373
     Accounts payable                                                        54,901             36,728
     Accrued expenses                                                        21,548             26,793
                                                                           --------           --------
          Total current liabilities                                          84,250             70,894
     Long-term debt                                                          34,688             38,187
     Long-term debt - Oregon Steel Mills, Inc.                              184,200            182,200
     Environmental liability                                                 32,941             32,941
     Deferred employee benefits                                               6,741              6,643
                                                                           --------           --------
                                                                            342,820            330,865
                                                                           --------           --------
Minority interests                                                                2                319
                                                                           --------           --------
Redeemable common stock                                                      21,840             21,840
                                                                           --------           --------
Contingencies (Note 3)
                                                  STOCKHOLDERS' EQUITY
Common stock                                                                      1                  1
Additional paid-in capital                                                   16,603             16,603
Accumulated deficit                                                          (6,046)            (5,541)
                                                                           --------           --------
                                                                             10,558             11,063
                                                                           --------           --------
                                                                           $375,220           $364,087
                                                                           ========           ========


                The accompanying notes are an integral part of the consolidated financial statements.



                                      NEW CF&I, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands)
                                        (Unaudited)



                                                           Three Months Ended          Six Months Ended
                                                                June 30,                   June 30,
                                                       ----------------------    -----------------------
                                                           1998        1997         1998         1997
                                                       ---------    ---------    ---------    ----------

Sales                                                  $  89,947    $ 119,549    $ 189,077    $ 230,769

Costs and expenses:
     Cost of sales                                        82,860      104,244      170,768      203,115
     Selling, general and administrative
          expenses                                         5,517        5,382       11,071       10,360
     Profit participation                                     --          344           --          344
                                                       ---------    ---------    ---------    ---------
          Operating income                                 1,570        9,579        7,238       16,950

Other income (expense):
     Interest and dividend income                              7           17           17           25
     Interest expense                                     (6,236)      (6,646)     (12,412)     (13,480)
     Minority interest                                       259         (147)         317         (117)
     Other, net                                            4,645          314        4,744          207
                                                       ---------    ---------    ---------    ---------
          Income (loss) before income taxes                  245        3,117          (96)       3,585
Income tax expense                                           (66)      (1,345)        (410)      (1,748)
                                                       ---------    ---------    ---------    ---------
     Net income (loss)                                 $     179    $   1,772    $    (506)   $   1,837
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



                                                   NEW CF&I, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                           Six Months Ended June 30,
                                                                     ----------------------------------
                                                                         1998                   1997
                                                                     ------------            ----------

Cash flows from operating activities:
    Net income (loss)                                                $    (506)            $    1,837
    Adjustments to reconcile net income to net cash
         provided  by operating activities:
             Depreciation and amortization                               7,691                  6,586
             Deferred income taxes                                        (464)                 4,455
             Minority interest                                            (317)                   117
             Gain on disposal of property, plant and equipment          (4,549)                (1,976)
             Changes in current assets and liabilities, net               (824)                27,860
                                                                     ---------             ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,031                 38,879
                                                                     ---------             ----------

Cash flows from investing activities:
     Additions to property, plant and equipment                         (4,791)                (3,752)
     Proceeds from disposal of property, plant and equipment             4,831                  4,861
     Other, net                                                              -                   (165)
                                                                     ---------             ----------
     NET CASH  PROVIDED BY INVESTING ACTIVITIES                             40                    944
                                                                     ---------             ----------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                          122,384                 87,400
     Payments to Oregon Steel Mills, Inc.                             (120,384)              (117,100)
     Payment of long-term debt                                          (3,071)                (2,798)
                                                                     ---------             ----------
     NET CASH USED BY FINANCING ACTIVITIES                              (1,071)               (32,498)
                                                                     ---------             ----------

Net increase in cash and cash equivalents                                    -                  7,325
Cash and cash equivalents at beginning of period                             3                      3
                                                                     ---------             -----------
Cash and cash equivalents at end of period                           $       3             $    7,328
                                                                     =========             ==========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                      $    12,718           $   14,043





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

2.    Inventories
      -----------

      Inventories consist of:

                                                 June 30,          December 31,
                                                   1998                1997
                                                 --------          ------------
                                                       (In thousands)
       Raw materials                             $18,199             $ 15,051
       Semifinished product                        9,231               13,840
       Finished product                           12,902                3,868
       Stores and operating supplies               6,212                9,083
                                                 -------             --------
                                                 $46,544             $ 41,842
                                                 =======             ========

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1998, CF&I has a reserve of $34.8 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

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

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike of approximately 1,060 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, CF&I had sufficient permanent replacement employees to reach full production capacity.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of June 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 750 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998 the Regional Director of the National Labor Relations Board's Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act. CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it is not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

4.    New Accounting Standard
      -----------------------
      Currently, the Company has no significant derivative instruments and accordingly, the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
               ------------------------------------------------------------
      133) issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to have no significant effect on the Company's results of operations or its financial position.




                                        CF&I STEEL, L.P.
                                        BALANCE SHEETS
                                        (In thousands)

                                                                 June 30,
                                                                   1998         December 31,
                                                               (Unaudited)          1997
                                                               ----------       ------------

                                               ASSETS
Current assets:
     Cash and cash equivalents                                  $      -          $      -
     Trade accounts receivable, net                               46,069            36,652
     Inventories                                                  46,385            41,666
     Other                                                         2,109             2,350
                                                                --------          --------
          Total current assets                                    94,563            80,668
                                                                --------          --------

Property, plant and equipment:
     Land and improvements                                         3,569             3,629
     Buildings                                                    18,075            15,604
     Machinery and equipment                                     231,823           228,656
     Construction in progress                                      5,158             7,302
                                                                --------          --------
                                                                 258,625           255,191
     Accumulated depreciation                                    (39,705)          (33,488)
                                                                --------          --------
                                                                 218,920           221,703
                                                                --------          --------

Excess of cost over net assets acquired                           35,433            35,943
Other assets                                                      13,157            13,223
                                                                --------          --------
                                                                $362,073          $351,537
                                                                ========          ========

                                           LIABILITIES
Current liabilities:
     Current portion of long-term debt                          $  7,801          $  7,373
     Accounts payable                                             60,702            41,489
     Accrued expenses                                             19,854            25,973
                                                                --------          --------
          Total current liabilities                               88,357            74,835
Long-term debt                                                    34,688            38,187
Long-term debt - Oregon Steel Mills, Inc.                        184,200           182,200
Long-term debt - New CF&I, Inc.                                   21,756            21,756
Environmental liability                                           32,941            32,941
Deferred employee benefits                                         6,741             6,643
                                                                --------          --------
                                                                 368,683           356,562
                                                                --------          --------
Contingencies (Note 3)
                                             PARTNERS'
                                              EQUITY
                                             (DEFICIT)
Limited partner                                                        2               319
General partner                                                   (6,612)           (5,344)
                                                                --------          --------
                                                                  (6,610)           (5,025)
                                                                --------          --------
                                                                $362,073          $351,537
                                                                ========          ========


                         The accompanying notes are an integral part of the financial statements.



                                               CF&I STEEL, L.P.
                                          STATEMENTS OF OPERATIONS
                                                (In thousands)
                                                  (Unaudited)


                                                       Three Months Ended                  Six Months Ended
                                                             June 30,                          June 30,
                                                       -------------------------      ---------------------------
                                                         1998             1997           1998              1997
                                                       --------         --------      ----------         --------

   Sales                                                $88,217         $117,749        $185,712         $227,502
   Costs and expenses:
        Cost of sales                                    81,430          102,733         167,872          200,384
        Selling, general and administrative
             expenses                                     5,377            5,247          10,798           10,093
        Profit participation                                  -              344               -              344
                                                        -------         --------        --------         --------
             Operating income                             1,410            9,425           7,042           16,681

   Other income (expense):
        Interest and dividend income                          8               17              17               25
        Interest expense                                 (6,725)          (7,139)        (13,388)         (14,580)
        Other, net                                        4,645              314           4,744              207
                                                        -------         --------        --------         --------
             Net income (loss)                          $  (662)        $  2,617        $ (1,585)        $  2,333
                                                        =======         ========        ========         ========



                         The accompanying notes are an integral part of the financial statements.




                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                           Six Months Ended June 30,
                                                                      ------------------------------------
                                                                         1998                      1997
                                                                      ----------                 ---------

Cash flows from operating activities:
    Net income (loss)                                                 $  (1,585)                 $   2,333
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                                 7,556                     6,476
             Other, net                                                   (4,549)                   (1,945)
             Changes in current assets and liabilities, net                 (391)                   27,536
                                                                     -----------                 ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,031                    34,400
                                                                     -----------                 ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                           (4,790)                  (3,628)
     Proceeds from disposal of property, plant and equipment               4,830                    4,861
     Other, net                                                                -                     (164)
                                                                     -----------                 --------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                                40                    1,069
                                                                     -----------                 --------

Cash flows from financing activities:
     Borrowings from related parties                                     122,384                    91,756
     Payments to related parties                                        (120,384)                 (117,100)
     Payment of long-term debt                                            (3,071)                   (2,799)
                                                                     -----------                 ---------
     NET CASH USED BY FINANCING ACTIVITIES                                (1,071)                  (28,143)
                                                                     -----------                 ---------

Net increase in cash and cash equivalents                                      -                     7,326
Cash and cash equivalents at beginning of year                                 -                         -
                                                                     -----------                 ---------
Cash and cash equivalents at end of year                             $         -                 $   7,326
                                                                     ===========                 =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                          $    10,673                 $  14,043




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

2.    Inventories
      -----------

      Inventories consist of:

                                         June 30,                December 31,
                                           1998                       1997
                                         --------                ------------
                                                  (In thousands)
      Raw materials                      $18,199                   $15,051
      Semifinished product                 9,231                    13,840
      Finished product                    12,902                     3,868
      Stores and operating supplies        6,053                     8,907
                                         -------                   -------
                                         $46,385                   $41,666
                                         =======                   =======


3.    Contingencies
      -------------

      ENVIRONMENTAL. The Partnership acquired certain assets from CF&I Steel Corporation in 1993 and established a reserve of $36.7 million for environmental remediation related to its Pueblo, Colorado steel mill ("Pueblo Mill"). The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to the Partnership which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At June 30, 1998, the Partnership has a reserve of $34.8 million related to this remediation, of which $32.9 million is classified as non-current in the balance sheet.

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

      LABOR DISPUTE

      The Partnership's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike for approximately 1,060 bargaining unit employees at the Publo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Partnership was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, the Partnership had sufficient permanent replacement employees to reach full production capacity.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of June 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 750 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998, the Regional Director of the National Labor Relations Board's Denver office issued a complaint against the Partnership alleging violations of several provisions of the National Labor Relations Act. The Partnership not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it is not obligated to displace the properly hired permanent replacement employees. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 600 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

4.    New Accounting Standard
      -----------------------

      Currently, the Partnership has no significant derivative instruments and accordingly, the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities
               ------------------------------------------------------------
      (FAS 133) issued by the Financial Accounting Standars Board (FASB) on June 15, 1998, is expected to have no significant effect on the Partnership's results of operations or its financial position.

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

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2% owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, sales of the Partnership were 98.1 percent, 98.5 percent, 98.2 percent and 98.6 percent, respectively, of the consolidated sales of the Company. For the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997, cost of sales of the Partnership were 98.3 percent, 98.6 percent, 98.3 percent and 98.7 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:


                                              Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                           ------------------------            ----------------------
                                             1998              1997              1998           1997
                                           --------         --------           --------       -------

     Tonnage sold:
          Rail                               84,800          104,300            183,000       199,000
          Rod, Bar and Wire                  88,900          123,500            185,200       236,000
          Seamless Pipe                      23,800           34,700             43,100        67,900
          Semifinished                       13,300           12,100             34,500        19,600
                                           --------         --------           --------      --------
               Total                        210,800          274,600            445,800       522,500
                                           ========         ========           ========      ========

     Sales (in thousands):                 $ 89,947         $119,549           $189,077      $230,769(1)
     Average selling price per ton:        $    427         $    435           $    424      $    437(2)

(1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

(2) Excludes insurance proceeds referred to in Note (1) above.

 -----------------------

    The Company's sales decreased 24.8 percent to $89.9 million in the second quarter of 1998 and decreased 18.1 percent to $189.1 million for the first six months of 1998, compared to the corresponding 1997 periods. Shipments decreased
23.2 percent to 210,800 tons in the second quarter of 1998 and decreased 14.7 percent to 445,800 tons in the first six months of 1998, compared to the corresponding 1997 periods. The decrease in sales and shipments was primarily due to the strike by the Union (see Note 3 to the Consolidated Financial Statements), an extensive power outage in May 1998, which affected steelmaking volumes, and by a softening of demand for seamless pipe products. In addition, rail shipments were reduced during the second quarter of 1998 as a result of an equipment failure in the rail mill.

    The Company's consolidated average selling price decreased $8 to $427 per ton for the second quarter of 1998 and decreased $13 to $424 per ton for the first six months of 1998, compared to the corresponding 1997 periods. The decrease in consolidated average selling price was primarily due to decreased shipments of the generally higher priced rail, seamless pipe and wire products, and increased shipments of the generally lower priced semifinished products. Average sales price was also adversely affected by a weakening market for seamless pipe and rod products. Of the $29.6 million sales decrease in the second quarter of 1998 compared to the prior year, $27.8 million was the result of volume decreases and $1.8 million resulted from lower average selling prices. Of the $41.7 million sales decrease for the first six months of 1998 compared to the prior year, $33.5 million was the result of volume decreases, $5.7 million was the result of lower average selling prices, and $2.5 million was from the proceeds of an insurance settlement in 1997.

    The Company's gross profit for the three month and six month periods ended June 30, 1998 was 7.9 and 9.7 percent, respectively, compared to 12.8 and 11.0 percent (excluding insurance proceeds) for the corresponding 1997 periods. The gross profit decline in 1998 compared to 1997 was due to higher than normal manufacturing costs and reduced production and shipments resulting from the strike by the Union (see Note 3 to the Consolidated Financial Statements), the May 1998 power outage which reduced steelmaking volume and the equipment failure in the rail mill in the second quarter of 1998 and by a softening of demand for seamless pipe and rod products.

    The Company's selling, general and administrative expenses for the three and six month periods ended June 30, 1998 increased $135,000 and $711,000 respectively, from the corresponding 1997 periods, and increased as a percentage of sales from 4.5 percent in the three and six month periods ended
June 30, 1997, to 6.1 and 5.9 percent for the corresponding 1998 periods. The increase was due to costs specifically related to the labor dispute with the Union.

    The Company's profit participation expense was none for the first six months of 1998, compared to $344,000 for the corresponding 1997 period. The decrease reflects the decreased profitability of the Company in 1998.

    The Company's total interest cost for the three and six month periods ended June 30, 1998 was $6.4 million and $12.7 million, respectively, compared to $6.7 million and $13.6 million for the corresponding 1997 periods. The lower interest cost is the result of lower average long-term debt during 1998.

    The Company's other income, net for the three and six month periods ended June 30, 1998, was $4.6 million and $4.7 million, respectively, compared to $314,000 and $207,000 for the corresponding 1997 periods. The increase was due to a $4.5 million gain on the sale of the Pueblo Railroad Service, a rail welding business, recorded in the second quarter of 1998.

    The Company's effective income tax rates were 27 percent and 427 percent for the three and six month periods ended June 30, 1998, respectively, compared to 43 percent and 49 percent for the corresponding 1997 periods. The effective tax rate for the first six months of 1998 and 1997 varied from the combined state and federal statutory rates due to miscellaneous adjustments to the Company's tax accounts.

Liquidity and Capital Resources
-------------------------------

    Cash flow from operations for the six months ended June 30, 1998 was $1.0 million compared to $38.9 million in the corresponding 1997 period. The major items affecting this $37.9 million decrease were a net loss versus net income in 1997 ($2.3 million), a decrease in deferred income taxes versus an increase in 1997 ($4.9 million), increased gain on disposal of property, plant and equipment ($2.6 million), an increase in accounts receivable versus a decrease in 1997 ($17.3 million), an increase in inventories versus a decrease in 1997 ($12.7 million), and a decrease in accrued expenses versus an increase in 1997 ($9.7 million). These cash uses were partially offset by a larger increase in accounts payable ($9.5 million).

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of June 30, 1998, $184.2 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 1998, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on April 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of June 30, 1998, the outstanding balance on the debt was $42.5 million, of which $34.7 million was classified as long-term.

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

    CAPITAL EXPENDITURES. During the first six months of 1998, the Company expended approximately $4.5 million excluding capitalized interest, on capital projects.

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

                                                      NEW CF&I, INC.


Date:  August 11, 1998                          /s/ Christopher D. Cassard
                                            ------------------------------
                                                   Christopher D. Cassard
                                                    Corporate Controller


                                                     CF&I STEEL, L.P.
                                                    By:  New CF&I, Inc.
                                                      General Partner


Date:  August 11, 1998                         /s/ Christopher D. Cassard
                                            -----------------------------
                                                  Christopher D. Cassard
                                                   Corporate Controller
                                                       New CF&I, Inc.