Form 10-Q
period 1998-09-30
NEW CF&I INC
filed 1998-11-12
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998
                               ------------------------------------------------
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
                                                     Yes   X   No
                                                         -----    -----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL  INFORMATION

         Item 1.    Financial Statements - New CF&I, Inc.
                                           --------------
                    Consolidated Balance Sheets
                       September 30, 1998 (unaudited)
                       and December 31, 1997 ...............................  2

                    Consolidated Statements of Income (unaudited)
                       Three months and nine months ended September 30, 1998
                       and 1997 ............................................  3

                    Consolidated Statements of Cash Flows (unaudited)
                       Nine months ended September 30, 1998
                       and 1997 ............................................  4

                    Notes to Consolidated Financial
                       Statements (unaudited)...............................5-6

                    Financial Statements - CF&I Steel, L.P.

                    Balance Sheets
                       September 30, 1998 (unaudited)
                       and December 31, 1997 ...............................  7

                    Statements of Operations (unaudited)
                       Three months and nine months ended September 30, 1998
                       and 1997 ............................................  8

                    Statements of Cash Flows (unaudited)
                       Nine months ended September 30, 1998
                       and 1997 ............................................  9

                    Notes to Financial
                       Statements (unaudited).............................10-11

         Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  ..............12-15


PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.........................16


         SIGNATURES.......................................................   16



                                                 NEW CF&I, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)


                                                                      September 30,
                                                                           1998           December 31,
                                                                       (Unaudited)           1997
                                                                      -------------     --------------

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                      $      3           $      3
     Trade accounts receivable, net                                   45,577             37,165
     Inventories                                                      41,180             41,842
     Deferred tax asset                                                5,404              4,290
     Other                                                             2,501              2,500
                                                                    --------           --------
          Total current assets                                        94,665             85,800
                                                                    --------           --------

Property, plant and equipment:
     Land and improvements                                             3,574              3,635
     Buildings                                                        18,536             15,710
     Machinery and equipment                                         238,398            231,159
     Construction in progress                                          1,302              7,302
                                                                    --------           --------
                                                                     261,810            257,806
     Accumulated depreciation                                        (44,531)           (34,485)
                                                                    --------           --------
                                                                     217,279            223,321
                                                                    --------           --------

Excess of cost over net assets acquired                               35,178             35,943
Other assets                                                          17,058             19,023
                                                                    --------           --------
                                                                    $364,180           $364,087
                                                                    ========           ========
                                                 LIABILITIES
Current liabilities:
     Current portion of long-term debt                              $  7,164           $  7,373
     Accounts payable                                                 39,966             36,728
     Accrued expenses                                                 18,717             26,793
                                                                    --------           --------
          Total current liabilities                                   65,847             70,894
     Long-term debt                                                   31,023             38,187
     Long-term debt - Oregon Steel Mills, Inc.                       192,800            182,200
     Environmental liability                                          32,941             32,941
     Deferred employee benefits                                        6,798              6,643
                                                                    --------           --------
                                                                     329,409            330,865
                                                                    --------           --------
Minority interests                                                       150                319
                                                                    --------           --------
Redeemable common stock                                               21,840             21,840
                                                                    --------           --------
Contingencies (Note 3)
                                              STOCKHOLDERS' EQUITY
Common stock                                                               1                  1
Additional paid-in capital                                            16,603             16,603
Accumulated deficit                                                   (3,823)            (5,541)
                                                                    --------           --------
                                                                      12,781             11,063
                                                                    --------           --------
                                                                    $364,180           $364,087
                                                                    ========           ========


         The accompanying notes are an integral part of the consolidated financial statements.



                                                 NEW CF&I, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                                 (In thousands)
                                                   (Unaudited)



                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                ----------------------    ----------------------
                                                    1998        1997         1998        1997
                                                ---------    ---------    ---------    ---------

Sales                                           $  94,766    $ 118,099    $ 283,842    $ 348,867

Costs and expenses:
     Cost of sales                                 82,902       97,297      253,670      300,412
     Settlement of litigation                      (4,545)        --         (4,545)        --
     Selling, general and administrative
          expenses                                  5,863        5,430       16,933       15,791
     Profit participation                             363          987          363        1,330
                                                ---------    ---------    ---------    ---------
          Operating income                         10,183       14,385       17,421       31,334

Other income (expense):
     Interest and dividend income                      10           19           28           44
     Interest expense                              (6,698)      (6,080)     (19,110)     (19,560)
     Minority interest                               (148)        (283)         168         (399)
     Other, net                                       233        1,309        4,977        1,516
                                                ---------    ---------    ---------    ---------
          Income before income taxes                3,580        9,350        3,484       12,935
Income tax expense                                 (1,357)      (3,738)      (1,766)      (5,486)
                                                ---------    ---------    ---------    ---------
     Net income                                 $   2,223    $   5,612    $   1,718    $   7,449
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



                                             NEW CF&I, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                               (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                       ----------------------
                                                                          1998         1997
                                                                       ---------    ---------

Cash flows from operating activities:
    Net income                                                         $   1,718    $   7,449
    Adjustments to reconcile net income to net cash
         provided  by operating activities:
             Depreciation and amortization                                11,679       10,212
             Deferred income taxes                                           786        6,452
             Minority interest                                              (169)         399
             Gain on disposal of property, plant and equipment            (4,764)      (3,209)
             Changes in current assets and liabilities, net              (11,946)      20,578
                                                                       ---------    ---------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (2,696)      41,881
                                                                       ---------    ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                           (5,361)      (8,398)
     Proceeds from disposal of property, plant and equipment               4,830        6,561
     Other, net                                                               --         (164)
                                                                       ---------    ---------
     NET CASH USED BY INVESTING ACTIVITIES                                  (531)      (2,001)
                                                                       ---------    ---------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                            184,484      141,039
     Payments to Oregon Steel Mills, Inc.                               (173,884)    (175,189)
     Payment of long-term debt                                            (7,373)      (5,730)
                                                                       ---------    ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      3,227      (39,880)
                                                                       =========    =========

Net increase in cash and cash equivalents                                     --           --
Cash and cash equivalents at beginning of period                               3            3
                                                                       ---------    ---------
Cash and cash equivalents at end of period                             $       3    $       3
                                                                       =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                        $  21,369    $  21,435



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

2.    Inventories
      -----------

      Inventories consist of:

                                            September 30,          December 31,
                                                1998                   1997
                                            -------------          ------------
                                                       (In thousands)
       Raw materials                           $11,605               $15,051
       Semifinished product                     12,786                13,840
       Finished product                          9,891                 3,868
       Stores and operating supplies             6,898                 9,083
                                               -------               -------
                                               $41,180               $41,842
                                               =======               =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with CF&I's acquisition of certain assets from CF&I Steel Corporation in 1993, CF&I established a reserve of $36.7 million for environmental remediation. The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to CF&I which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1998, CF&I has a reserve of $34.3 million related to this remediation, of which $32.9 million is classified as non-current in the consolidated balance sheet.

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

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of September 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 750 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998 the Regional Director of the National Labor Relations Board's Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act. CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it is not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence has been and will be presented on various scheduled hearing dates through at least early 1999. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 500 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

      EARLY RETIREMENT OFFERING. The Company has offered an early retirement package to certain management employees. Depending on the number of employees who accept the package, the Company expects to record a net charge to earnings in the range of $1 million to $2 million during the fourth quarter of 1998.

4.    New Accounting Standard
      -----------------------

      Currently, the Company has no significant derivative instruments and accordingly, the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
      133) issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to have no significant effect on the Company's results of operations or its financial position.

5.    Settlement of Litigation
      ------------------------

      During the third quarter of 1998, the Company recorded in operating income a $4.5 million gain resulting from a legal settlement with certain graphite electrode suppliers.




                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                  September 30,
                                                                      1998             December 31,
                                                                   (Unaudited)             1997
                                                                 --------------       -------------

                                               ASSETS
Current assets:
     Cash and cash equivalents                                        $      -           $      -
     Trade accounts receivable, net                                     44,877             36,652
     Inventories                                                        40,994             41,666
     Other                                                               2,275              2,350
                                                                      --------           --------
          Total current assets                                          88,146             80,668
                                                                      --------           --------

Property, plant and equipment:
     Land and improvements                                               3,569              3,629
     Buildings                                                          18,429             15,604
     Machinery and equipment                                           235,893            228,656
     Construction in progress                                            1,302              7,302
                                                                      --------           --------
                                                                       259,193            255,191
     Accumulated depreciation                                          (43,335)           (33,488)
                                                                      --------           --------
                                                                       215,858            221,703
                                                                      --------           --------

Excess of cost over net assets acquired                                 35,178             35,943
Other assets                                                            13,158             13,223
                                                                      --------           --------
                                                                      $352,340           $351,537
                                                                      ========           ========

                                              LIABILITIES
Current liabilities:
     Current portion of long-term debt                                $  7,164           $  7,373
     Accounts payable                                                   46,581             41,489
     Accrued expenses                                                   16,881             25,973
                                                                      --------           --------
          Total current liabilities                                     70,626             74,835
Long-term debt                                                          31,023             38,187
Long-term debt - Oregon Steel Mills, Inc.                              192,800            182,200
Long-term debt - New CF&I, Inc.                                         21,756             21,756
Environmental liability                                                 32,941             32,941
Deferred employee benefits                                               6,798              6,643
                                                                      --------           --------
                                                                       355,944            356,562
                                                                      --------           --------
Contingencies (Note 3)
                                           PARTNERS' EQUITY
                                              (DEFICIT)
Limited partner                                                            150                319
General partner                                                         (3,754)            (5,344)
                                                                      --------           --------
                                                                        (3,604)            (5,025)
                                                                      --------           --------
                                                                      $352,340           $351,537
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




                                                     CF&I STEEL, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                      (In thousands)
                                                        (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                        September 30,            September 30,
                                                  ----------------------    ----------------------
                                                     1998         1997          1998        1997
                                                  ---------    ---------    ---------    ---------
Sales                                               $93,038     $116,690     $278,750     $344,192
Costs and expenses:
     Cost of sales                                   81,528       96,303      249,400      296,686
     Settlement of litigation                        (4,545)          --       (4,545)          --
     Selling, general and administrative
          expenses                                    5,727        5,292       16,525       15,387
     Profit participation                               363          987          363        1,330
                                                    -------     --------     --------     --------
          Operating income                            9,965       14,108       17,007       30,789

Other income (expense):
     Interest and dividend income                        10           19           28           44
     Interest expense                                (7,187)      (6,573)     (20,576)     (21,153)
     Other, net                                         218        1,309        4,962        1,517
                                                    -------     --------     --------     --------
          Net income                                $ 3,006     $  8,863     $  1,421     $ 11,197
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


                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                               1998           1997
                                                                         -------------    ------------
Cash flows from operating activities:
    Net income                                                               $   1,421      $  11,197
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                                      11,477         10,047
             Other, net                                                         (4,749)        (3,007)
             Changes in current assets and liabilities, net                    (10,845)        18,934
                                                                             ---------      ---------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           (2,696)        37,171
                                                                             ---------      ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                                 (5,361)        (8,044)
     Proceeds from disposal of property, plant and equipment                     4,830          6,561
     Other, net                                                                     --           (164)
                                                                             ---------      ---------
     NET CASH USED BY INVESTING ACTIVITIES                                        (531)        (1,647)
                                                                             ---------      ---------

Cash flows from financing activities:
     Borrowings from related parties                                           184,484        145,395
     Payments to related parties                                              (173,884)      (175,189)
     Payment of long-term debt                                                  (7,373)        (5,730)
                                                                             ---------      ---------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            3,227        (35,524)
                                                                             ---------      ---------

Net increase in cash and cash equivalents                                           --             --
Cash and cash equivalents at beginning of year                                      --             --
                                                                             ---------      ---------
Cash and cash equivalents at end of year                                     $      --      $      --
                                                                             =========      =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                  $  21,368      $  21,435





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

2.    Inventories
      -----------

      Inventories consist of:

                                            September 30,          December 31,
                                                1998                   1997
                                            -------------          ------------
                                                       (In thousands)
       Raw materials                          $11,605               $15,051
       Semifinished product                    12,786                13,840
       Finished product                         9,891                 3,868
       Stores and operating supplies            6,712                 8,907
                                              -------               -------
                                              $40,994               $41,666
                                              =======               =======


3.    Contingencies
      -------------

      ENVIRONMENTAL. The Partnership acquired certain assets from CF&I Steel Corporation in 1993 and established a reserve of $36.7 million for environmental remediation related to its Pueblo, Colorado steel mill ("Pueblo Mill"). The Colorado Department of Public Health and Environment issued a 10-year post-closure permit with two ten-year renewals to the Partnership which became effective on October 30, 1995. The permit contains a schedule for corrective actions to be completed which is substantially reflective of a straight-line rate of expenditure over 30 years. At September 30, 1998, the Partnership has a reserve of $34.3 million related to this remediation, of which $32.9 million is classified as non-current in the balance sheet.

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

      LABOR DISPUTE

      The Partnership's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike for approximately 1,060 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Partnership was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, the Partnership had sufficient permanent replacement employees to reach full production capacity.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of September 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 750 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998, the Regional Director of the National Labor Relations Board's Denver office issued a complaint against the Partnership alleging violations of several provisions of the National Labor Relations Act. The Partnership not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it is not obligated to displace the properly hired permanent replacement employees. On August 17, 1998 a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence has been and will be presented on various scheduled hearing dates through at least early 1999. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 500 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

      EARLY RETIREMENT OFFERING. The Partnership has offered an early retirement package to certain management employees. Depending on the number of employees who accept the package, the Partnership expects to record a net charge to earnings in the range of $1 million to $2 million during the fourth quarter of 1998.

4.    New Accounting Standard
      -----------------------

      Currently, the Partnership has no significant derivative instruments and accordingly, the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to have no significant effect on the Partnership's results of operations or its financial position.

5.    Settlement of Litigation
      ------------------------

       During the third quarter of 1998, the Partnership recorded in operating income a $4.5 million gain resulting from a legal settlement with certain graphite electrode suppliers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand, potential equipment malfunction, automated systems design and programming difficulties related to year 2000, work stoppages, and plant construction and repair delays.

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2% owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, sales of the Partnership were 98.2 percent, 98.8 percent, 98.2 percent and 98.7 percent, respectively, of the consolidated sales of the Company. For the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, cost of sales of the Partnership were 98.3 percent, 99.0 percent, 98.3 percent and 98.8 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                       Three Months Ended                 Nine Months Ended
                                            September 30,                    September 30,
                                      -------------------------       -------------------------
                                         1998            1997              1998          1997
                                      ---------       ---------       -----------      ----------
     Tonnage sold:
          Rail                          121,400        100,900            304,400         299,900
          Rod, Bar and Wire              82,000        119,200            267,200         355,200
          Seamless Pipe                  19,400         39,100             62,500         107,000
          Semifinished                      600          1,900             35,100          21,600
                                       --------       --------           --------        --------
               Total                    223,400        261,100            669,200         783,700
                                       ========       ========           ========        ========

     Sales (in thousands):             $ 94,766       $118,099           $283,842        $348,867(1)
     Average selling price per ton:    $    424       $    452           $    424        $    442(2)


(1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

(2) Excludes insurance proceeds referred to in Note (1) above.

------------------

    The Company's sales decreased 19.8 percent to $94.8 million in the third quarter of 1998 and decreased 18.6 percent to $283.8 million for the first nine months of 1998, compared to the corresponding 1997 periods. Shipments decreased
14.4 percent to 223,400 tons in the third quarter of 1998 and decreased 14.6 percent to 669,200 tons in the first nine months of 1998, compared to the corresponding 1997 periods. The decrease in sales and shipments during the third quarter of 1998 was primarily due to adverse market conditions for seamless pipe and rod products. In order to mitigate the negative impact of these market conditions, during May 1998, the Company began reducing operations in the seamless and rod mills and increasing production of its rail products. Reduced seamless pipe shipments are due to the low levels of oil prices and a reduction in U.S. rig counts in 1998 compared to 1997. Sales and shipments for the nine months ended September 30, 1998 have been negatively affected by the strike by the United Steelworkers of America ("Union") (see Note 3 to the Consolidated Financial Statements), a rail mill outage in April 1998 and a power outage in May 1988 which affected steelmaking volumes.

    The Company's consolidated average selling price decreased $28 to $424 per ton for the third quarter of 1998 and decreased $18 to $424 per ton for the first nine months of 1998, compared to the corresponding 1997 periods. The decrease in consolidated average selling price was primarily due to decreased shipments of seamless pipe and wire products and a weakening market for seamless pipe and rod products. Seamless pipe products generally have the highest selling price of any of the Company's products. Seamless pipe shipments decreased to 19,400 and 62,500 tons for the three and nine month periods ended September 30, 1998, compared to 39,100 and 107,000 tons for the corresponding 1997 periods. Pricing for the Company's rod product has been severely impacted by the level of imported rod shipments entering the U.S. The Company sold its wire operations in June 1997.

    Of the $23.3 million sales decrease in the third quarter of 1998 compared to the prior year, $17.1 million was the result of volume decreases and $6.2 million resulted from lower average selling prices. Of the $65.0 million sales decrease for the first nine months of 1998 compared to the prior year, $50.6 million was the result of volume decreases, $11.9 million was the result of lower average selling prices, and $2.5 million was from the proceeds of an insurance settlement in 1997.

    The Company's gross profit for the three month and nine month periods ended September 30, 1998 was 12.5 and 10.6 percent, respectively, compared to 17.6 and
13.3 percent (excluding insurance proceeds) for the corresponding 1997 periods. The gross profit decline in 1998 compared to 1997 was due to higher than normal manufacturing costs and reduced production and shipments resulting from the strike by the Union (see Note 3 to the Consolidated Financial Statements) and by a softening of demand for seamless pipe and rod products.

    The Company expects that adverse market conditions for seamless pipe and rod and bar products will continue through the fourth quarter and impact pricing and demand for these products. Net operating results for the fourth quarter are expected to be negatively impacted, but the volatility of the markets make it difficult to quantify. The Company anticipates that the average cost of its raw materials, including purchased semifinished steel, will remain low and partially offset negative pricing and demand. Additionally, the Company has offered an early retirement package to certain management employees. Depending upon the number of employees who accept the package, the Company expects to record a net charge to earnings in the range of $1 million to $2 million during the fourth quarter of 1998.

    During the third quarter of 1998, the Company recorded in operating income a $4.5 million gain resulting from a legal settlement with certain graphite electrode suppliers.

    The Company's selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 increased $433,000 and $1.1 million respectively, from the corresponding 1997 periods, and increased as a percentage of sales from 4.6 and 4.5 percent in the three and nine month periods ended September 30, 1997, respectively, to 6.2 and 6.0 percent for the corresponding 1998 periods. The increase was due to costs specifically related to the labor dispute with the Union.

    The Company's profit participation expense was $363,000 for the three and nine month periods ended September 30, 1998, compared to $987,000 and $1.3 million for the corresponding 1997 periods. The decrease was related to the decreased profitability of the Company in 1998.

    The Company's total interest cost for the three and nine month periods ended September 30, 1998 was $6.7 million and $19.5 million, respectively, compared to $6.2 million and $19.8 million for the corresponding 1997 periods. The higher interest cost for the third quarter of 1998 is the result of higher average long-term debt during the quarter compared to the third quarter of 1997. The lower interest cost for the first nine months of 1998 is the result of lower average long-term debt during 1998.

    The Company's other income, net, for the three and nine month periods ended September 30, 1998, was $233,000 and $5.0 million, respectively, compared to $1.3 million and $1.5 million for the corresponding 1997 periods. The decrease in the third quarter of 1998 was due to a gain on the sale of property, plant and equipment recorded in the third quarter of 1997. The increase in the nine months ended September 30, 1998 compared to the corresponding 1997 period was due to a $4.5 million gain on the sale of the Pueblo Railroad Service, a rail welding business, recorded in 1998.

    The Company's effective income tax rates were 38 percent and 51 percent for the three and nine month periods ended September 30, 1998, respectively, compared to 40 percent and 42 percent for the corresponding 1997 periods. The effective tax rate for the first nine months of 1998 varied from the combined state and federal statutory rates due to miscellaneous adjustments to the Company's tax accounts.

Liquidity and Capital Resources
-------------------------------

    Cash flow from operations for the nine months ended September 30, 1998 was a negative $2.7 million compared to a positive $41.9 million in the corresponding 1997 period. The major items affecting this $44.6 million decrease were a lower net income in 1998 ($5.7 million), a smaller increase in deferred income taxes ($5.7 million), a larger gain on disposal of property, plant and equipment ($1.6 million), an increase in accounts receivable versus a decrease in 1997 ($11.3 million), a smaller decrease in inventories ($2.8 million), a smaller increase in accounts payable ($3.9 million), and a decrease in accrued expenses versus an increase in 1997 ($14.1 million).

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of September 30, 1998, $192.8 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 1998, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on April 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of September 30, 1998, the outstanding balance on the debt was $38.2 million, of which $31.0 million was classified as long-term.

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

    CAPITAL EXPENDITURES. During the first nine months of 1998, the Company expended approximately $5.0 million excluding capitalized interest, on capital projects.

      YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology (IT) systems, failure of process logic controller (PLC) components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory systems, assess the exposure to Year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of September 30, 1998, the inventory and assessment of IT and PLC systems was substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. The remaining remediation effort and testing is expected to continue into the second quarter of 1999. The most critical business systems have been recently functionally upgraded, or are in process of upgrade, and concurrently are becoming year 2000 compliant. The Company is soliciting written confirmations from key business partners confirming that they are addressing their year 2000 issues.

      Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there could be a substantial adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be between $1 million and $2 million, of which less than half has been spent to date. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures, however, it is anticipated that by mid-1999 all critical systems will be tested internally or by independent outside verification.


Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

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

                                                       NEW CF&I, INC.


Date:  November 10, 1998                           /s/ Christopher D. Cassard
                                                 ------------------------------
                                                      Christopher D. Cassard
                                                        Corporate Controller


                                                      CF&I STEEL, L.P.
                                                     By:  New CF&I, Inc.
                                                       General Partner


Date:  November 10, 1998                         /s/ Christopher D. Cassard
                                                -----------------------------
                                                   Christopher D. Cassard
                                                     Corporate Controller
                                                         New CF&I, Inc.