Form 10-K
period 1998-12-31
NEW CF&I INC
filed 1999-04-01
CIK 1008915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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
                                                              Yes  X   No
                                                                  ---     ---

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                 Not Applicable

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 1999:

                                 NEW CF&I, INC.
                                 --------------

      COMMON STOCK, $1 PAR VALUE                           200
      --------------------------            --------------------------------
            (Title of Class)                  (Number of shares outstanding)
                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for Oregon Steel Mills, Inc. Annual Meeting of Stockholders to be held April 29, 1999 is incorporated by reference into Part III of this report.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I

ITEM 1.           BUSINESS..................................................  1
                      General...............................................  1

                      Products..............................................  2

                      Raw Materials ........................................  3
                      Marketing and Customers...............................  4
                      Competition and Other Market Factors..................  4
                      Environmental Matters.................................  5
                      Labor Dispute.........................................  6
                      Employees.............................................  7

ITEM 2.           PROPERTIES................................................  7

ITEM 3.           LEGAL PROCEEDINGS.........................................  8

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......  9
                      Executive Officers of the Registrant..................  9

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS..........................  10

ITEM 6.           SELECTED FINANCIAL DATA..................................  10

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS........  11

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                      MARKET RISK..........................................  16

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............  17

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE..........  46

PART III

ITEMS 10          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.               AND EXECUTIVE COMPENSATION...........................  47

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT.......................................  49

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........  49

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K..................................  50

                                     PART I
ITEM 1.  BUSINESS

GENERAL

       New CF&I, Inc. ("Company") was incorporated in the State of Delaware on May 5, 1992 as a wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"). On March 3, 1993, the Company acquired a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I" or "Partnership"), a Delaware limited partnership. The remaining 4.8 percent interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). In 1997, Oregon Steel purchased the 4.8 percent interest owned by the PBGC, then subsequently sold .5 percent to other Company shareholders. The Company purchased the railroad business assets and CF&I purchased substantially all of the steelmaking, fabricating, and metals assets of CF&I Steel Corporation. These assets are located in Pueblo, Colorado ("Pueblo Mill"). The Pueblo Mill is a steel minimill which produces long-length, standard and head-hardened steel rails, seamless oil country tubular goods ("seamless pipe"), wire rod, and bar products. The Pueblo Mill has melting capacity of approximately 1.2 million tons and finishing capacity of approximately 1.2 million tons. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM").

       In August of 1994, the Company sold a 10 percent equity interest in the Company to a subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, Oregon Steel sold a 3 percent equity interest in the Company to two companies of the Nissho Iwai Group ("Nissho Iwai"), a Japanese trading company. In connection with that sale, Nissho Iwai agreed to promote the international sale of certain steel products produced by CF&I and Oregon Steel. Oregon Steel owns the remaining 87 percent of the Company.

       As part of its strategy in acquiring CF&I, the Company anticipated making significant capital additions. Shortly after its acquisition in 1993, the Company began a series of major capital improvements at the Pueblo Mill designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rail, rod and bar products. The primary components of the capital improvements at the Pueblo Mill are outlined below.

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

      ROD AND BAR MILL. At the time of the acquisition of CF&I, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities which resulted in significant costs as the Company shifted production between them in response to market conditions. In the third quarter of 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high-speed rod train capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility has a capacity of up to 600,000 tons per year. These improvements enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes which the Company believes are preferred by many of its customers.

      RAIL MANUFACTURING. At the time of the Company's acquisition of CF&I, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996 the Company enhanced its railmaking capacity through the addition of equipment capable of producing DHH rail. Rail produced using this technology is considered by many rail customers to be more durable and higher quality rail than that produced with former techniques. As a result of these improvements, the Company believes it can provide a functionally superior, higher margin product.

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

                                                  TONS
                                                 SHIPPED
                               ----------------------------------------------
           PRODUCT              1998               1997            1996
           -------             ------            -------         -------
     Rail                      401,400           350,200         287,700
     Rod, Bar and Wire*        354,500           409,200         392,600
     Seamless Pipe              68,900           120,200         151,200
     Semifinished               36,900            28,000          61,700
                               -------           -------         -------
          Total Company        861,700           907,600         893,200
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

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened and other premium rail. The installation of the in-line head-hardening process was completed in the third quarter of 1996. In-line head-hardened rail is produced through a proprietary finishing technology. The Company has licensed the technology (known as deep head-hardened or DHH technology) from Nippon in connection with Nippon's investment in the Company. In 1998 the Company produced approximately 124,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be more durable and of higher quality than rail produced with existing off-line techniques. During 1998, the Pueblo Mill completed a rail dock expansion project which increased rail mill annual shipping capacity from 450,000 tons to over 500,000 tons.

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

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gases both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (7" outside diameter through 10-3/4" outside diameter)in all standard lengths. The Company's production capability includes both carbon and high quality, high strength (heat-treated) tubular products. The Company also sells semifinished seamless pipe (known as "green tubes") for processing and finishing by others.

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

       The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steelmakers continue to expand scrap-based electric and furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, a number of technologies exist for the processing of iron ore into forms which may be substituted for steel scrap in electric arc furnace-based steelmaking. Such forms include direct-reduced iron, iron carbide, and HBI. While such forms may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative technologies.

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

       The sales force is organized by product line. The Company has separate sales people for seamless pipe, rod and bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1998, the Company derived 18.0, 17.5 and 11.2 percent of its sales from three customers. Except for contracts entered into from time to time to supply rail to significant projects, and one long-term rod price agreement, the Company does not have any significant ongoing contracts with customers to purchase steel products, and orders placed with the Company generally are cancelable by the customer prior to production.

       The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

       Except for rail products, the business is generally not subject to significant seasonal trends. The Company does not have material contracts with the United States Government and does not have any contracts subject to renegotiation.

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

       The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility and over the long term expects to increase its participation in the higher margin, high-carbon rod market.

COMPETITION AND OTHER MARKET FACTORS

       The steel industry is cyclical in nature, and high levels of steel imports, worldwide production overcapacity and other factors have adversely affected the domestic steel industry in recent years. The Company also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, construction, rail transportation, and agriculture, as these industries are significant markets for the Company's products.

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

       The majority of current rail requirements in the United States are replacement rails for existing rail lines. However, some new lines are being constructed in heavy traffic areas of the United States. Imports have been a significant factor in the domestic premium rail market in recent years. The Company's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies, located in Pennsylvania, is the only other domestic rail producer.

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

        In connection with the 1993 formation of the Partnership and the acquisition of the Partnership interest by the Company, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo, Colorado steel mill. The Company believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a ten-year postclosure permit for historical solid waste management units ("SWMUs") at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 SWMUs at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1998, 11 SWMUs have been closed with no further action needed. The State of Colorado has stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1998, the accrued liability was $33.3 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

       The Clean Air Act Amendments of 1990 imposed responsibilities on many industrial sources of air emissions, including the plant owned by the Company. The Company cannot determine the exact financial impact of the law because Congress is continuing to modify it. The impact will depend on a number of site-specific factors, including the quality of the air in the geographical area in which a plant is located, rules to be adopted by each state to implement the law and future Environmental Protection Agency rules specifying the content of state implementation plans. The Company anticipates that it will be required to make additional expenditures, and will be required to pay higher fees to governmental agencies as a result of the new law and future laws regulating air emissions. In addition, the monitoring and reporting requirements of the new law have subjected and will subject all air emissions to increased regulatory scrutiny. The Company submitted an application for a permit under Title V of the Clean Air Act for the Pueblo Mill in 1995. The Company has budgeted capital expenditures to comply with Title V requirements in the amount of $1.2 million over a three-year period beginning in 1999.

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

LABOR DISPUTE

       The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of December 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 720 former striking workers remain unreinstated ("Unreinstated Employees").

       On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against the Company, alleging violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence were presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision which is automatically appealable by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 470 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

       In addition, during the strike by the union 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company which provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and, accordingly, C&W declined to return those individuals to work. The unions representing these individuals have filed lawsuits against C&W, claiming its members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount which would result from an adverse legal or arbitration decision.

EMPLOYEES

       As of December 31, 1998, the Company had 912 full-time employees, of which 757 work under collective bargaining agreements with several unions, including the United Steelworkers of America. The Company and the Union were unable to agree on terms for a new labor agreement. See "Business-Labor Dispute". The Company has a profit participation plan for its employees which permits eligible employees to share in the pretax profits of CF&I.


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

       At December 31, 1998, the Company had the following nominal capacities which are affected by product mix:


                                                PRODUCTION         PRODUCTION
                                                 CAPACITY             1998
                                                  (TONS)             (TONS)
                                                ----------         ----------

                   Melting....................   1,200,000           858,600
                   Finishing Mills............   1,200,000           838,400

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


ITEM 3.  LEGAL PROCEEDINGS

      See Part I "Business - Labor Dispute" for the status of the labor dispute at CF&I.

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

      No matters were voted upon during the fourth quarter of 1998.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders.
The Partnership has no independent executive officers.

      The name of each executive officer of the Company, age as of February 1, 1999, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                      ASSUMED
                                                                      PRESENT
                                                                     EXECUTIVE
NAME                        AGE      POSITIONS                       POSITION
----                        ----     ---------                       ---------
Thomas B. Boklund            59      Chairman of the Board
                                        of Directors and
                                        Chief Executive Officer       March 1993

Joe E. Corvin                54       President and Chief
                                        Operating Officer             April 1997


L. Ray Adams                 48       Vice President of Finance
                                        and Chief Financial Officer   April 1994

Michael D. Buckentin         38       Vice President,
                                        General Manager               April 1997

James  E. Dionisio           48       Vice President
                                        of Sales and Marketing     November 1995

Christopher D. Cassard       45       Corporate Controller            April 1997

LaNelle F. Lee               61       Secretary                       April 1994

Jeff Stewart                 37       Treasurer                       April 1997

      Each of the executive officers named above has been employed by CF&I or Oregon Steel in an executive or managerial role for at least five years.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

      Neither the Company's common stock nor CF&I's partnership interests are publicly traded. At December 31, 1998, the number of the Company's stockholders of record was four. No dividends have been paid on the common stock.

ITEM 6.      SELECTED FINANCIAL DATA

      The financial data included in the table have been selected by the Company and have been derived from the consolidated financial statements for those years.

                                                                           THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                 1998              1997           1996              1995             1994
                                               --------         --------        --------         ---------         --------

 INCOME STATEMENT DATA:
 Sales                                         $355,636         $402,295        $393,696         $ 303,003         $339,474
 Cost of sales                                  319,792          368,869         361,465           279,099          314,966
 Settlement of litigation                       (4,545)                -               -                 -                -
 Gain on sale of assets                         (4,746)           (2,228)              -                 -                -
 Selling, general and administrative
      expenses                                   23,376           23,800          17,600            17,159           16,625
 Profit participation                               363            1,331             275               449                -
                                               --------         --------        --------         ---------         --------
           Operating income                      21,396           10,523          14,356             6,296            7,883
 Other expense, net                             (25,200)         (23,566)        (22,144)          (11,436)          (3,051)
 Minority interests                                 560              882             607               497                6
 Income tax benefit (expense)                      (439)           4,529           2,729             5,066           (2,125)
                                               --------         --------        --------         ---------         --------
           Net income (loss)                   $ (3,683)        $ (7,632)       $ (4,452)        $     423         $  2,713
                                               ========         ========        ========         =========         ========

 BALANCE SHEET DATA (AT DECEMBER 31):
 Working capital                               $ 15,285         $ 14,906        $ 49,210         $  47,504         $ 36,327
 Total assets                                   352,353          364,087         388,062           392,268          329,325
 Current liabilities                             68,512           70,894          57,809            74,712           75,825
 Long-term debt                                 217,023          220,387         250,416           232,416          167,471
 Total stockholders' equity                       7,380           11,063          18,695            23,168           27,785

 OTHER DATA:
 Depreciation and amortization                 $ 15,482         $ 13,573       $  12,931         $   8,302         $  3,723
 Capital expenditures                          $  6,415         $ 12,846       $  35,060         $  61,406         $111,634
 Total tonnage sold                             861,700          907,600         893,200           640,200          765,600

 Operating margin                                  6.0%             2.6%            3.6%              2.1%             2.3%
 Operating income per ton sold                      $25              $12             $16               $10              $10


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

      The following table sets forth for the Company, for the periods indicated, the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                    1998       1997      1996
                                                    ----       ----      ----
INCOME STATEMENT DATA:
Sales                                               100.0%     100.0%    100.0%
Cost of sales                                        89.9       91.7      91.8
Settlement of litigation                             (1.3)         -         -
Gain on sale of assets                               (1.3)       (.5)        -
Selling, general and administrative expenses          6.6        5.9       4.5
Profit participation expense                           .1         .3        .1
                                                    -----      -----     -----
     Operating income                                 6.0        2.6       3.6
Interest and dividend income                            -          -         -
Interest expense                                     (7.2)      (6.4)     (5.8)
Other income, net                                      .1         .6        .2
Minority interests                                     .2         .2        .2
                                                    -----      -----     -----
     Loss before income taxes                         (.9)      (3.0)     (1.8)
Income tax (expense) benefit                          (.1)       1.1        .7
                                                    -----      -----     -----
     Net income (loss)                               (1.0)%     (1.9)%    (1.1)%
                                                    =====      =====     =====
BALANCE SHEET DATA:
Current ratio                                       1.2:1      1.2:1     1.9:1
Long-term debt as a percentage of capitalization    96.7%      95.2%     93.1%

     The following table sets forth for the Company, for the periods indicated, tonnage sold, sales, average price per ton sold and other data.

                                             YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                       1998            1997              1996
                                     --------        --------         --------
TONNAGE SOLD:
Rail                                  401,400         350,200          287,700
Rod, Bar and Wire                     354,500         409,200          392,600
Seamless Pipe                          68,900         120,200          151,200
Semifinished                           36,900          28,000           61,700
                                     --------        --------         --------
        Total                         861,700         907,600          893,200
                                     ========        ========         ========

Sales (in thousands)                 $355,636        $402,295  (1)    $393,696
Average price per ton sold           $    413        $    440  (2)    $    441
Operating income per ton sold        $     25        $     12         $     16
Operating margin                          6.0%            2.6%             3.6%

(1) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

(2) Excludes proceeds from the insurance settlement referred to in note (1) above.

      In addition to its ownership interest in CF&I, the Company owns Colorado & Wyoming Railway Company, a short-line railroad, serving principally the Pueblo Mill. For the years ended December 31, 1998, 1997 and 1996, sales of CF&I were
98.1 percent, 98.5 percent and 98.8 percent, respectively, of the consolidated sales of the Company. For the years ended December 31, 1998, 1997 and 1996, cost of sales of CF&I were 98.2 percent, 98.6 percent, and 99.0 percent, respectively, of the consolidated cost of sales of the Company.

     CF&I's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible contract, on October 3, 1997 the Union initiated a strike. See Part I "Business - Labor Dispute". CF&I began to ramp its operations back up in mid-October 1997 with management and replacement workers. Shipment levels and cost of operations were negatively impacted by reduced production levels and higher costs specifically related to the strike. Fourth quarter 1997 shipments were 123,900 tons compared to shipments of 201,800 tons in the fourth quarter of 1996.

     During the fourth quarter of 1998, the Company shipped 192,500 tons with an average selling price of $373 per ton compared to 123,900 tons with an average selling price of $431 per ton during the fourth quarter of 1998. Increased fourth quarter 1998 shipment levels are the result of increased rail and rod shipments compared to the fourth quarter of 1997 in which production was negatively impacted by the strike mentioned above. Rail and rod shipments were 97,000 tons and 87,300 tons, respectively, in the fourth quarter of 1998 compared to 50,300 tons of rail and 54,000 tons of rod in the fourth quarter of 1997. The reduced average selling prices compared to 1997 are the result of continuing adverse market conditions in the seamless pipe and rod markets as described in the annual comparison below.

     Gross profits as a percentage of sales for the fourth quarter of 1998 were
7.9 percent compared to a negative 24.0 percent for the fourth quarter of 1997. Gross profit for the fourth quarter of 1997 was negatively impacted by lower production and higher costs specifically related to the strike.

     The Company expects results of operations to be negatively impacted by adverse market conditions for its seamless pipe and rod products during the first half of 1999 and quite possibly for the entire 1999 period. The Company anticipates that in 1999 it will ship over 400,000 tons of rail, and 500,000 tons of rod, bar, seamless pipe and semifinished products. These results are subject to risks and uncertainties, and actual results could differ materially.


COMPARISON OF 1998 TO 1997

     SALES. The Company's sales in 1998 of $355.6 million decreased 11.6 percent from sales of $402.3 million in 1997. Shipments decreased 5.1 percent to 861,700 tons in 1998 from 907,600 tons in 1997. The average selling price in 1998 was $413 per ton versus $440 per ton in 1997. Of the $46.7 million sales decrease, $20.2 million was the result of volume decreases, $23.9 million was the result of lower average selling prices and $2.5 million was the result of insurance proceeds received in 1997.

     The decrease in sales and shipments was primarily due to decreased shipments of seamless pipe and rod and bar products, partially offset by increased shipments of rail products. The decreased average selling price for 1998 is due to reduced pricing in the Company's seamless pipe and rod products and reduced volumes of seamless pipe which has the highest average selling price of any of the Company's products. Reduced seamless pipe prices and volume are due to the low level of oil prices which have reached a 20-year low and reduced U.S. rig counts which have fallen near all-time lows. The Company's rod product is being severely impacted by the high level of imported rod shipments entering the United States. Average rod pricing has declined over $60 a ton since the beginning of 1998.

     GROSS PROFIT. The Company's gross profit as a percentage of sales for 1998 was 10.1 percent compared to 8.3 percent for 1997. Gross profit margins were positively impacted by increased margins on shipments of rail, offset by lower margins on rod and seamless pipe resulting from the market conditions described above. Also, 1997 production costs and gross margins on all the Company's products were negatively impacted by the labor dispute during the fourth quarter of 1997 as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1998 decreased $424,000 compared to 1997 but increased as a percentage of sales from 5.9 percent in 1997 to 6.6 percent in 1998. The percentage increase was due to strike related costs resulting from the labor contract dispute with the Union.

     PROFIT PARTICIPATION. Profit participation plan expense was $363,000 for 1998 compared to $1.3 million for 1997. The decrease in profit participation (which is paid on a quarterly basis) reflects the decrease in profitability of the Company in the first nine months 1998 compared to the corresponding 1997 period.

     INTEREST EXPENSE. Total interest cost for 1998 was $25.9 million, a decrease of $300,000 compared to 1997. The lower interest cost is primarily the result of reduced debt levels in 1998. Of the $25.9 million of interest cost in 1998, $376,000 was capitalized as part of construction in progress versus $435,000 in 1997.

     INCOME TAXES. The Company's effective income tax rate for state and federal taxes was 13.5 percent for 1998 compared to a benefit of 37.2 percent for 1997. The effective tax rate for 1998 varied from the combined state and federal statutory rate due to an establishment of a $3.1 million valuation allowance for state tax credit carryforwards.


COMPARISON OF 1997 TO 1996

     SALES. Sales in 1997 of $402.3 million increased 2.2 percent from sales of $393.7 million in 1996. Shipments increased 1.6 percent to 907,600 tons in 1997 from 893,200 tons in 1996. The average selling price in 1997 was $440 per ton versus $441 per ton in 1996. Of the $8.6 million sales increase, $6.3 million was the result of volume increases and $2.5 million was the result of insurance proceeds, offset by $200,000 resulting from lower average selling prices.

     The increase in sales and shipments was primarily due to increased shipments of rail and rod products offset, in part, by decreased shipments of seamless pipe and semifinished products. The lower average selling price in 1997 was due to decreased shipments of seamless pipe products and increased shipments of rod products. Rod products have a generally lower selling price per ton than other finished products sold by the Company.

     GROSS PROFIT. Gross profit as a percentage of sales for 1997 was 8.3 percent compared to 8.2 percent for 1996. Gross profit margins were positively impacted by increased rail shipments and higher seamless pipe prices as well as reduced semifinished shipments which have a generally lower gross margin. In spite of the labor dispute described above, gross profit was also positively impacted by lower costs due to increased steel production and improved operating efficiencies. Gross profit was negatively affected by the higher amount of rod shipments which have a generally lower gross margin per ton than other finished products.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1997 increased $6.2 million or 35.2 percent compared to 1996 and increased as a percentage of sales from 4.5 percent in 1996 to 5.9 percent in 1997. The increase was due to costs specifically related to the labor dispute with the Union.

     PROFIT PARTICIPATION. Profit participation plan expense was $1.3 million for 1997 compared to $275,000 for 1996. The increase in profit participation (which is paid on a quarterly basis) reflects the increase in profitability of the Company during the first nine months of 1997 compared to the corresponding 1996 period.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow provided from 1998 operations was $5.0 million compared to $35.6 million cash provided in 1997. The major items affecting this $30.6 million decrease was a larger gain on the sale of assets ($1.9 million), a smaller decrease in accounts receivable ($7.3 million), an increase in inventories versus a decrease in 1997 ($11.6 million) and a decrease in accrued expenses versus an increase in 1997 ($15.0 million). These cash decreases were partially offset by a lower net loss in 1998 ($3.9 million).

      Since its acquisition by Oregon Steel in March 1993, CF&I has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of December 31, 1998, $186.0 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand is made, due December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although no repayments are expected in 1999, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and CF&I. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

      CF&I incurred term debt of $67.5 million as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of December 31, 1998, the outstanding balance on the debt was $38.2 million, of which $31.0 million was classified as long-term.

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

      During 1998, the Company expended approximately $6.0 million, excluding capitalized interest, on its capital program.

      The Company expects that anticipated needs for working capital and capital expenditures will be met from funds generated from operations and available borrowing from Oregon Steel.

      YEAR 2000 ISSUES. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company's approach to the year 2000 issue is discussed below. The Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to: failure of Company personnel and outside consultants to properly assess and address the Company's year 2000 issues; inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure to third parties regarding the year 2000 issue; failure to address the year 2000 issue with all vendors, including utility vendors; infrastructure failures such as disruption in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems, and failure of the Company to accurately predict the costs to address the year 2000 issue or the lost revenues related to interruption in the Company's or its customer's businesses.

      The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology ("IT") systems, failure of process logic controller ("PLC") components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory critical systems, assess the exposure to year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of December 31, 1998, the inventory and assessment of IT and PLC systems was substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. The remaining remediation effort and testing is expected to continue through the third quarter of 1999. The most critical business systems have been recently functionally upgraded, or are in the process of upgrade, and concurrently are becoming year 2000 compliant. The Company is soliciting written confirmations from key suppliers confirming that they are addressing their year 2000 issues.

      Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly at a substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there would be a material adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be approximately $1.5 million, of which approximately half has been spent to date. No reserve has been established. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures; however, it is anticipated that by mid 1999 all critical systems will be remediated and under test internally or by independent outside verification.

      IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company has entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term debt and long-term debt.

      The following discussion of market risks necessarily makes forward looking statements. There can be no assurance that actual changes in market conditions and rates and fair values will not differ materially from those used in the sensitivity and fair value calculations discussed. Factors which may cause actual results to differ materially include, but are not limited to: greater than 10 percent changes in interest rates or foreign currency exchange rates, changes in income or cash flows requiring significant changes in the use of debt instruments or the cash flows associated with it, or changes in commodity market conditions affecting availability of materials in ways not predicted by the Company.


INTEREST RATE RISK

      Sensitivity analysis is used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of future cash flows related to these market sensitive instruments. The discount rates used for such present value computations were selected based on market interest rates in effect at December 31, 1998, plus or minus 10 percent.

      A 10 percent decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $6.2 million. A 10 percent increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $6.0 million. There would be no material effect on consolidated net income or cash flows from those changes alone.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of New CF&I, Inc.

    In our opinion, the consolidated financial statements of New CF&I, Inc. listed in the index appearing under Item 14(a)(i) and (ii) on page 49 present fairly, in all material respects, the financial position of New CF&I, Inc. and its subsidiaries at December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Portland, Oregon
January 22, 1999






                                                           NEW CF&I, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                              ASSETS
                                                                                          DECEMBER 31,
                                                                              ----------------------------------
                                                                                1998          1997        1996
                                                                              --------     --------     --------

Current assets:
   Cash and cash equivalents                                                  $      3     $      3     $      3

   Trade accounts receivable, less allowance
       for doubtful accounts of $500, $1,011
       and $455                                                                 32,259       37,165       49,380
   Inventories                                                                  44,693       41,842       50,577
   Deferred tax asset                                                            5,048        4,290        5,014
   Other                                                                         1,794        2,500        2,045
                                                                              --------     --------     --------
       Total current assets                                                     83,797       85,800      107,019
                                                                              --------     --------     --------

Property, plant and equipment:
   Land and improvements                                                         3,574        3,635        3,530
   Buildings                                                                    18,525       15,710        6,043
   Machinery and equipment                                                     238,792      231,159      236,566
   Construction in progress                                                      1,991        7,302        4,011
                                                                              --------     --------     --------
                                                                               262,882      257,806      250,150
   Accumulated depreciation                                                    (48,012)     (34,485)     (22,996)
                                                                              --------     --------     --------
                                                                               214,870      223,321      227,154
                                                                              --------     --------     --------
Cost in excess of net assets acquired, net                                      34,923       35,943       36,962
Other assets                                                                    18,763       19,023       16,927
                                                                              --------     --------     --------
                                                                              $352,353     $364,087     $388,062
                                                                              ========     ========     ========

                                                         LIABILITIES
Current liabilities:
   Current portion of long-term debt                                          $  7,164     $  7,373     $  6,574
   Accounts payable                                                             39,593       36,728       33,892
   Accrued expenses                                                             21,755       26,793       17,343
                                                                              --------     --------     --------
       Total current liabilities                                                68,512       70,894       57,809
Long-term debt                                                                  31,023       38,187       44,716
Long-term debt -- Oregon Steel Mills, Inc.                                     186,000      182,200      205,700
Environmental liability                                                         30,850       32,941       33,243
Deferred employee benefits                                                       6,748        6,643        6,069
                                                                              --------     --------     --------
                                                                               323,133      330,865      347,537
                                                                              --------     --------     --------
Minority interests                                                                  --          319          (10)
                                                                              --------     --------     --------
Redeemable common stock, 26 shares
    issued and outstanding (Note 7)                                             21,840       21,840       21,840
                                                                              --------     --------     --------

Commitments and contingencies (Note 12)
                                                    STOCKHOLDERS' EQUITY
Common stock, par value $1 per share,
   1,000 shares authorized;  174 shares
   issued and outstanding                                                            1            1            1
Additional paid-in capital                                                      16,603       16,603       16,603
Retained earnings (accumulated deficit)                                         (9,224)      (5,541)       2,091
                                                                              --------     --------     --------
                                                                                 7,380       11,063       18,695
                                                                              --------     --------     --------
                                                                              $352,353     $364,087     $388,062
                                                                              ========     ========     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                              FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------

Sales                                        $355,636    $402,295    $393,696
                                             --------    --------    --------

Costs and expenses:
     Cost of sales                            319,792     368,869     361,465
     Settlement of litigation                  (4,545)          -           -
     Gain on sale of assets                    (4,746)     (2,228)          -
     Selling, general and administrative       23,376      23,800      17,600
     Profit participation                         363       1,331         275
                                             --------    --------    --------
                                              334,240     391,772     379,340
                                             --------    --------    --------
         Operating income                      21,396      10,523      14,356

Other income (expense):
     Interest and dividend income                  33          57          38
     Interest expense                         (25,555)    (25,790)    (22,803)
     Minority interests                           560         882         607
     Other, net                                   322       2,167         621
                                             --------    --------    --------
         Loss before income taxes              (3,244)    (12,161)     (7,181)
Income tax (expense) benefit                     (439)      4,529       2,729
                                             --------    --------    --------
         Net loss                            $ (3,683)   $ (7,632)   $ (4,452)
                                             ========    ========    ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                      NEW CF&I, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                               (IN THOUSANDS EXCEPT SHARES)


                                                                                     RETAINED
                                                                  ADDITIONAL         EARNINGS
                                          COMMON STOCK             PAID-IN         (ACCUMULATED
                                    ----------------------
                                      SHARES       AMOUNT          CAPITAL          DEFICIT)          TOTAL
                                    ---------     --------        ----------       ------------     --------
Balances, December 31, 1995            174        $     1          $16,603        $ 6,564           $23,168
Net loss                                                                           (4,452)           (4,452)
Other                                                                                 (21)              (21)
                                    ------        -------          -------        -------           -------

Balances, December 31, 1996            174              1           16,603          2,091            18,695
Net loss                                                                           (7,632)           (7,632)
                                    ------        -------          -------        -------           -------

Balances, December 31, 1997            174              1           16,603         (5,541)            11,063
Net loss                                                                           (3,683)            (3,683)
                                    ------        -------          -------        -------           --------

Balances, December 31, 1998            174       $      1          $16,603        $(9,224)          $  7,380
                                    ======       ========          =======        =======           ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                      NEW CF&I, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                        1998         1997          1996
                                                                     ----------   ----------   ----------

Cash flows from operating activities:
   Net loss                                                          $  (3,683)   $  (7,632)   $  (4,452)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization                                 15,482       13,573       12,931
          Deferred income taxes                                           (367)      (2,076)      (2,558)
          Gain on sale of property, plant and equipment                 (4,746)      (2,228)           -
          Minority interest                                               (560)        (882)        (607)
          Other                                                           (212)         422         (609)
          Changes in current assets and liabilities:
              Trade accounts receivable                                  4,905       12,215       (3,476)
              Inventories                                               (2,851)       8,735       19,672
              Accounts payable                                           3,404        3,517       (5,427)
              Accrued expenses                                          (4,932)      10,093          842
              Other                                                     (1,407)        (104)      (1,018)
                                                                     ---------    ---------    ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                            5,033       35,633       15,298
                                                                     ---------    ---------    ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                          (6,415)     (12,846)     (35,060)
    Proceeds from disposal of property, plant
       and equipment                                                     4,980        6,607          654
    Other, net                                                             (25)        (164)        (887)
                                                                     ---------    ---------    ---------
    NET CASH USED BY INVESTING ACTIVITIES                               (1,460)      (6,403)     (35,293)
                                                                     ---------    ---------    ---------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                          232,653      190,789      224,330
     Payments to Oregon Steel Mills, Inc.                             (228,853)    (214,289)    (200,380)
     Payment of long-term debt                                          (7,373)      (5,730)      (3,952)
                                                                     ---------    ---------    ---------
     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                            (3,573)     (29,230)      19,998
                                                                     ---------    ---------    ---------

Net increase in cash and cash equivalents                                   --           --            3
Cash and cash equivalents at beginning of year                               3            3
                                                                     ---------    ---------    ---------
Cash and cash equivalents at end of year                                     3    $       3    $       3
                                                                     =========    =========    =========
Supplemental disclosures of cash flow information:
Cash paid for:
         Interest                                                    $  26,885    $  26,583    $  22,883
         Income tax paid to parent company                           $      --    $      --    $     448


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

      On March 3, 1993, the Company (1) issued 100 shares of common stock to Oregon Steel for $22.2 million (consisting of $7.3 million of cash, $3.1 million of capitalized direct acquisition costs, 598,400 shares of Oregon Steel common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Oregon Steel's common stock at $35 per share for five years, valued at $556,000) and, (2) as the general partner, then acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("Partnership"). The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("Limited Partner"). On October 1, 1997, Oregon Steel purchased the Limited Partner's 4.8 percent interest in the Partnership, and subsequently sold
0.5 percent to other New CF&I, Inc. shareholders.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the 95.2 percent interest in the Partnership and the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term securities which have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash in high credit quality investments and limits the amount of credit exposure by any one financial institution. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Company's trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

       Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $376,000, $435,000, and $2.2 million in 1998, 1997 and 1996, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

      The cost in excess of net assets acquired is amortized on straight-line basis over 40 years. Accumulated amortization was $5.9 million, $4.9 million, and $3.8 million in 1998, 1997 and 1996, respectively. The carrying value of costs in excess of net assets acquired will be reviewed and adjusted if the facts and circumstances suggest that they may be impaired.

OTHER ASSETS

        Included in other assets are water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

MAJOR CUSTOMERS

        In 1998, the Company derived 18.0, 17.5 and 11.2 percent of its sales from three customers, respectively. In 1997, the Company derived 17.2, 12.9 and
10.8 percent of its sales from three customers, respectively. In 1996, the Company derived 13.5 percent of its sales from one customer.

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

USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain reclassifications have been made in prior years to conform with the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING STANDARD

      The adoption of statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) issued by
------------------------------------------------------------
the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to have no significant effect on the Company's results of operations or its financial position.

3.     INVENTORIES

       Inventories were as follows as of December 31:

                                         1998            1997          1996
                                       --------        -------       -------
                                                    (in thousands)

     Raw materials                      $ 9,318        $15,051       $16,246
     Semifinished product                16,154         13,840        16,488
     Finished product                    11,200          3,868         8,245
     Stores and operating supplies        8,021          9,083         9,598
                                        -------        -------       -------
          Total inventory               $44,693        $41,842       $50,577
                                        =======        =======       =======


4.   SUPPLEMENTAL CASH FLOW INFORMATION

      During 1998, 1997 and 1996, the Company acquired property, plant and equipment for $529,000, $586,000 and $1.3 million, respectively, which were included in accounts payable at December 31, 1998, 1997 and 1996, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accrued expenses include accrued vacation of $3.4 million and $3.5 million at December 31, 1997 and 1996, respectively. Accrued expenses also include $4.0 million of deferred revenue at December 31, 1997.

6.   DEBT AND FINANCING ARRANGEMENTS

     CF&I incurred term debt of $67.5 million as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years at 9.5 percent. As of December 31, 1998, the outstanding balance on the debt was $38.2 million, of which $31.0 million was classified as long-term.

      Borrowing requirements for capital expenditures and working capital have been provided through a revolving loan from Oregon Steel to the Partnership. The loan includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due December 31, 2002, but is not expected to be repaid in 1999. Interest on the principal amount of the loan is paid on a monthly basis. See Note 11.

       As of December 31, 1998, principal payments on long-term debt are due as follows (in thousands):


     1999   ........................................        $  7,164
     2000  .........................................           7,861
     2001  .........................................           8,625
     2002  .........................................         195,464
     2003   ........................................           5,073
                                                            --------
                                                            $224,187

7.      SALES OF REDEEMABLE COMMON STOCK

          In June 1994, the Board of Directors approved an increase in the Company's authorized $1 par value common stock from 100 to 1,000 shares and declared an 80 percent stock dividend increasing Oregon Steel's holding of the Company's common stock to 180 shares. In August 1994, the Company sold additional common stock (10 percent equity interest) to a subsidiary of Nippon Steel Corporation ("Nippon").

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

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair value of the Company's financial instruments at December 31 is as follows:


                                              1998                             1997                          1996
                                   ----------------------------      -------------------------    --------------------------
                                      Carrying           Fair          Carrying        Fair         Carrying         Fair
                                       Amount           Value           Amount         Value         Amount         Value
                                   -------------    -----------      -------------   ---------    ----------      ----------
                                                                            (in thousands)
Cash and cash equivalents            $      3       $      3         $        3      $      3       $      3       $      3

Long-term debt, including
     current portion                   38,187         34,589             45,560        42,677         51,290         46,227
Long-term debt -
     Oregon Steel Mills, Inc.         186,000        177,236            182,200       180,763        205,700        198,802


     The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of Long-term debt and Long-term debt - Oregon Steel Mills, Inc. are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

9.    INCOME TAXES

        The income tax (expense) benefit consists of the following:

                                      1998            1997           1996
                                   ----------       --------       -------
                                                 (IN THOUSANDS)
Current:
     Federal                       $  (535)         $(1,149)        $  851
     State                             (40)             (34)           (50)
                                   -------          -------         ------
                                      (575)          (1,183)           801
                                   -------          -------         ------

Deferred:
     Federal                         1,288            5,667          1,326
     State                          (1,152)              45            602
                                   -------          -------         ------
                                       136            5,712          1,928
                                   -------          -------         ------
Income tax (expense) benefit       $  (439)         $ 4,529         $2,729
                                   =======          =======         ======

        A reconciliation of the statutory tax rate to the effective tax rate on income before income taxes is as follows:

                                   1998          1997            1996
                                 -------        ------          ------

Federal                            35.0%         35.0%           35.0%
State                             (41.2)          3.4             8.1
Other                              (7.3)         (1.2)           (5.1)
                                 ------         -----           -----
                                 (13.5%)         37.2%           38.0%
                                 ======         =====           =====

      The components of the net deferred tax assets and liabilities as of December 31 are as follows:

                                                         1998            1997           1996
                                                       -------         -------        -------
                                                                    (IN THOUSANDS)
Net current deferred tax asset:
     Assets:
            Inventories                                $ 1,621         $ 1,704        $   997
            Accrued expenses                             3,234           2,266          3,937
            Accounts receivable                            193             320             80
                                                       -------         -------        -------
Net current deferred tax asset                         $ 5,048         $ 4,290        $ 5,014
                                                       =======         =======        =======
Noncurrent deferred tax asset and liability:
      Assets:
          Environmental liability                      $12,790         $12,829        $12,915
          Net operating loss carryforward               41,739          33,512         22,203
          State tax credits                              5,403           4,891          5,019
          Alternative minimum tax                          991             991            991
          Other                                          2,621           2,507          2,643
                                                       -------         -------        -------
                                                        63,544          54,730         43,771
          Valuation allowance                           (3,106)              -              -
                                                       -------         -------        -------
                                                        60,438          54,730         43,771
                                                       -------         -------        -------

       Liabilities:
          Property, plant and equipment                 43,265          36,230         28,008
          Costs in excess of net assets acquired        10,917          11,642         11,695
          Other                                            822           1,057            343
                                                       -------         -------        -------
                                                        55,004          48,929         40,046
                                                       -------         -------        -------
Net noncurrent deferred tax asset                      $ 5,434         $ 5,801        $ 3,725
                                                       =======         =======        =======

        At December 31, 1998, the Company had state tax credits of $2.3 million, net of the valuation allowance discussed below, related to enterprise zone credits for eligible completed capital projects, expiring 2002 through 2010, which are available to reduce future income taxes payable.

        At December 31, 1998, the Company had $104.5 million in federal net operating loss carryforwards expiring in 2010 and 2018. In addition, the Company has $101.3 million in state net operating loss carryforwards expiring in 2010 through 2018.

        At December 31, 1998, 1997 and 1996, the Company included in accounts payable amounts due to Oregon Steel of $986,000, $914,000 and $286,000, respectively, related to income taxes.

        A $3.1 million valuation allowance has been established for state tax credit carryforwards in 1998. Management believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards to which the valuation allowance relates. No valuation allowance has been established for net operating loss carryforwards.


10.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

        The Company has noncontributory defined benefit retirement plans covering all of the eligible employees of the Company. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA.

        The following table sets forth the status of the plans and the amounts recognized in the Company's consolidated balance sheets:

Change in benefit obligation                               1998            1997            1996
----------------------------                             -------         -------         --------
                                                                      (In thousands)
Projected benefit obligation at January 1                $14,242         $12,826         $ 9,336
Service cost                                               1,202           2,224           2,897
Interest cost                                                987             997             698
Actuarial (gain) loss                                      3,361          (1,213)            119
Early retirement benefits                                  2,528               -               -
Benefits paid                                               (152)           (592)           (224)
                                                         -------         -------         -------
Projected benefit obligation at December 31               22,168          14,242          12,826
                                                         -------         -------         -------

Change in plan assets
Fair value of plan assets at January 1                    13,643          10,449           6,729
Actual return on plan assets                               2,759           2,072             976
Company contribution                                       1,556           1,714           2,968
Benefits paid                                               (152)           (592)           (224)
                                                         -------         -------         -------
Fair value of plan assets at December 31                  17,806          13,643          10,449
                                                         -------         -------         -------

Projected benefit obligation in excess of plan assets     (4,362)           (599)         (2,377)
Unrecognized net (gain) loss                               1,666          (1,619)            612
                                                         -------         -------         -------
Pension liability recognized in consolidated balance
   Sheet                                                 $(2,696)        $(2,218)        $(1,765)
                                                         =======         =======         =======



     Net pension cost was $3.4 million, $2.2 million and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         During 1998, the Company offered a voluntary early retirement package to certain management employees of the Partnership. As a result, the projected benefit obligation was increased by $2.5 million, which is included in the above table, and the annual pension cost.

         Plan assets are invested in common stock and bond funds (97.7%) and marketable fixed income securities (2.3%) at December 31, 1998.

         The following table sets forth the significant actuarial assumptions for the Company's pension plans:

                                                        1998      1997     1996
                                                        ----      ----    -----
Discount rate                                           6.8%      7.0%     7.5%
Rate of increase in future compensation levels          4.0%      4.0%     4.0%
Expected long-term rate of return on plan assets        8.5%      8.8%     8.8%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

        The Company provides certain health care and life insurance benefits for substantially all of the retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

        The following table sets forth the status of the plans and the amounts recognized in the Company's consolidated balance sheets:


Change in benefit obligation                   1998           1997        1996
----------------------------                 -------       --------     --------
                                                           (In thousands)
Accumulated postretirement benefit
   obligation at January 1                   $ 7,303       $ 8,378      $ 7,891
Service cost                                      77           116          158
Interest cost                                    488           577          584
Actuarial (gain) loss                            525        (1,565)         (73)
Plan amendments                                  273             -            -
Benefits paid                                   (380)         (203)        (182)
Accumulated postretirement benefit
   obligation at December 31                   8,286         7,303        8,378
                                             -------       -------      -------
Accumulated benefit obligation in excess
   of plan assets                             (8,286)       (7,303)      (8,378)
Unrecognized prior service cost                  273             -            -
Unrecognized net loss                          1,084           559        2,208
                                             -------       -------      -------
Postretirement liability recognized
     in consolidated balance sheet           $(6,929)      $(6,744)     $(6,170)
                                             =======       =======      =======

         The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 6.8 percent, 7.0 percent and
7.5 percent in 1998, 1997 and 1996, respectively.

         Net postretirement benefit cost was $518,000, $777,000 and $884,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

PROFIT PARTICIPATION PLAN

         The Company has a profit participation plan under which it distributes quarterly to eligible employees 12 percent of its pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the Company. Expense under the plan was $363,000 in 1998, $1.3 million in 1997 and $275,000 in 1996.


THRIFT PLANS

        The Company has qualified Thrift (401(k)) plans for eligible employees under which the Company matches 25 or 50 percent of the first 4 percent of the participants' deferred compensation. Company contribution expense in 1998, 1997 and 1996 was $268,000, $269,000 and $417,000, respectively.


11.     RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

        The Company pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Company.


                                                          1998        1997            1996
                                                       ---------   ----------      ---------
                                                                 (IN THOUSANDS)


Oregon Steel administrative fees                       $   3,175   $    4,196      $   3,139
Interest expense on notes payable to Oregon Steel         21,777       21,691         19,922
Notes payable to Oregon Steel at December 31             186,000      182,200        205,700
Accounts payable to Oregon Steel at December 31            5,866        7,676          4,992

NIPPON STEEL CORPORATION

        In 1994 the Partnership entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, the Partnership pays royalties to Nippon based on sales of DHH rail. The Partnership has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties.

                                                    1998     1997      1996
                                                    ----     ----     -------
                                                       (IN THOUSANDS)

Payments to Nippon for the year
   ended December 31                                $672     $659      $2,914
Accounts payable to Nippon at December 31            502      346           -

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

        In connection with the 1993 formation of the Partnership and the acquisition of the Partnership interest by the Company, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo, Colorado steel mill. The Company believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a ten-year postclosure permit for historical solid waste management units ("SWMUs") at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 SWMUs at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1998, 11 SWMUs have been closed with no further action needed. The State of Colorado has stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1998, the accrued liability was $33.3 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

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

LABOR DISPUTE

       The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, the Company had sufficient permanent replacement employees necessary to reach full production capacity.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of December 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 720 former striking workers remain unreinstated ("Unreinstated Employees").

       On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against the Company, alleging violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence was presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision which is automatically appealable by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 470 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

       In addition, during the strike by the union 39 bargaining unit employees of C&W, which provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and, accordingly, C&W declined to return those individuals to work. The unions representing these individuals have filed lawsuits against C&W, claiming its members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from these picket lines. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount which would result from an adverse legal or arbitration decision.

OTHER CONTINGENCIES

       The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

13.   UNUSUAL OR NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

     Operating income for 1998 includes a $4.5 million gain from a litigation settlement with certain graphite electrode suppliers.

PROCEEDS FROM INSURANCE SETTLEMENT

         Sales for 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company. In total, the Company received $7 million in insurance proceeds from this claim of which $4.5 million was recorded in 1996 as reimbursement of excess costs in that period.

GAIN ON SALE OF ASSETS

         Operating income for 1998 and 1997 include $4.7 million and $2.2 million, respectively, from gains on sales of assets.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of CF&I Steel, L.P.

In our opinion, the financial statements of CF&I Steel, L.P. listed in the index appearing under Item 14(a)(i) and (ii) on page 49 present fairly, in all material respects, the financial position of CF&I Steel, L.P. at December 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Portland, Oregon
January 22, 1999




                                                          CF&I STEEL, L.P.
                                                           BALANCE SHEETS
                                                           (IN THOUSANDS)

                                                             ASSETS
                                                                                           DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1998         1997        1996
                                                                              ---------    ---------    ---------
Current assets:
   Cash and cash equivalents                                                  $      --    $      --    $      --
   Trade accounts receivable, less allowance
       for doubtful accounts of $500, $1,011
       and $455                                                                  31,653       36,652       48,918
   Inventories                                                                   44,516       41,666       50,414
   Other                                                                          1,603        2,350        1,610
                                                                              ---------    ---------    ---------
       Total current assets                                                      77,772       80,668      100,942
                                                                              ---------    ---------    ---------

Property, plant and equipment:
   Land and improvements                                                          3,569        3,629        3,525
   Buildings                                                                     18,419       15,604        5,936
   Machinery and equipment                                                      236,288      228,656      234,441
   Construction in progress                                                       1,990        7,302        4,011
                                                                              ---------    ---------    ---------
                                                                                260,266      255,191      247,913
   Accumulated depreciation                                                     (46,751)     (33,488)     (22,225)
                                                                              ---------    ---------    ---------
                                                                                213,515      221,703      225,688
                                                                              ---------    ---------    ---------
Cost in excess of net assets acquired, net                                       34,923       35,943       36,963
Other assets                                                                     13,089       13,223       13,202
                                                                              ---------    ---------    ---------
                                                                              $ 339,299    $ 351,537     $376,795
                                                                              =========    =========     ========


                                                           LIABILITIES

Current liabilities:
   Current portion of long-term debt                                          $   7,164    $   7,373     $  6,574
   Accounts payable                                                              46,932       41,489       37,193
   Accrued expenses                                                              20,235       25,973       16,647
                                                                              ---------    ---------     --------
       Total current liabilities                                                 74,331       74,835       60,414
Long-term debt                                                                   31,023       38,187       44,716
Long-term debt - Oregon Steel Mills, Inc.                                       186,000      182,200      205,700
Long-term debt - New CF&I, Inc.                                                  21,755       21,756       17,400
Environmental liability                                                          30,850       32,941       33,243
Deferred employee benefits                                                        6,748        6,643        6,069
                                                                              ---------    ---------     --------
                                                                                350,707      356,562      367,542
                                                                              ---------    ---------     --------

Commitments and contingencies (Note 10)

                                                          PARTNERS'
                                                     EQUITY (DEFICIT)
Limited  partner                                                                     --          319          (10)
General partner                                                                 (11,408)      (5,344)       9,263
                                                                              ---------    ---------     --------
   Total partners' equity (deficit)                                             (11,408)      (5,025)       9,253
                                                                              ---------    ---------     --------
                                                                              $ 339,299    $ 351,537     $376,795
                                                                              =========    =========     ========

               The accompanying notes are an integral part of the
                             financial statements.

                                CF&I STEEL, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                           FOR THE YEAR ENDED DECEMBER 31,
                                         -----------------------------------
                                            1998         1997        1996
                                         ---------    ---------    ---------

Sales                                    $ 348,765    $ 396,400    $ 388,990
                                         ---------    ---------    ---------

Costs and expenses:
     Cost of sales                         314,099      363,878      357,914
     Settlement of litigation               (4,545)          --           --
     Gain on sale of assets                 (4,746)      (2,228)          --
     Selling, general and
         administrative                     22,841       23,257       17,069
     Profit participation                      362        1,331          275
                                         ---------    ---------    ---------
                                           328,011      386,238      375,258
                                         ---------    ---------    ---------
     Operating income                       20,754       10,162       13,732

Interest and dividend income                    33           56           38
Interest expense                           (27,478)     (27,875)     (24,356)
Other, net                                     308        2,168          621
                                         ---------    ---------    ---------
     Net loss                            $  (6,383)   $ (15,489)   $  (9,965)
                                         =========    =========    =========



               The accompanying notes are an integral part of the
                             financial statements.

                                CF&I STEEL, L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)



                                           GENERAL       LIMITED
                                           PARTNER       PARTNER        TOTAL
                                          ---------    ----------     ---------

Balances, December 31, 1995                 18,642           587        19,229
Net loss                                    (9,358)         (607)       (9,965)
Other                                          (21)           10           (11)
                                          --------      ---------     --------
Balances, December 31, 1996                  9,263           (10)        9,253
Net loss                                   (14,607)         (882)      (15,489)
Limited Partner purchase adjustment              -         1,211         1,211
                                          --------      --------      --------
Balances, December 31, 1997                 (5,344)          319        (5,025)
Net loss                                    (6,064)         (319)       (6,383)
                                          --------      --------      --------
Balances, December 31, 1998               $(11,408)     $      -      $(11,408)
                                          ========      ========      ========


               The accompanying notes are an integral part of the
                             financial statements.



                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                    1998         1997        1996
                                                                 ---------    ---------    ---------
Cash flows from operating activities:
   Net loss                                                      $  (6,383)   $ (15,489)   $  (9,965)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                             15,215       13,346       12,714
          Gain on sale of property, plant and equipment             (4,746)      (2,228)           -
          Other                                                     (2,288)        (789)      (1,539)
          Changes in current assets and liabilities:
              Trade accounts receivable                              4,999       12,266       (3,385)
              Inventories                                           (2,850)       8,748       19,673
              Accounts payable                                       5,443        4,978       (3,861)
              Accrued expenses                                      (5,104)       9,325          996
              Other                                                    747         (468)        (638)
                                                                 ---------    ---------    ---------
    NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                          5,033       29,689       13,995
                                                                 ---------    ---------    ---------
Cash flows from investing activities:
    Additions to property, plant and equipment                      (6,415)     (11,258)     (35,035)
    Proceeds from disposal of property, plant
       and equipment                                                 4,980        6,607          654
    Other, net                                                         (25)        (164)        (212)
                                                                 ---------    ---------    ---------
    NET CASH USED BY INVESTING ACTIVITIES                           (1,460)      (4,815)     (34,593)
                                                                 ---------    ---------    ---------
Cash flows from financing activities:
     Borrowings from related parties                               232,652      195,145      224,930
     Payments to related parties                                  (228,852)    (214,289)    (200,380)
     Payment of long-term debt                                      (7,373)      (5,730)      (3,952)
                                                                 ---------    ---------    ---------
     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                        (3,573)     (24,874)      20,598
                                                                 ---------    ---------    ---------

Net decrease in cash and cash equivalents                               --           --           --
Cash and cash equivalents at beginning of year                          --           --           --
                                                                 ---------    ---------    ---------

Cash and cash equivalents at end of year                         $      --    $      --    $      --
                                                                 =========    =========    =========


Supplemental disclosures of cash flow information:
          Cash paid for interest                                 $  26,885    $  26,584    $  22,882
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

       On March 3, 1993, the inception date of the Partnership's operations, New CF&I, Inc. ("General Partner" or "Company"), a then wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million (consisting of $7.3 million of cash, $3.1 million of capitalized direct acquisition costs, 598,400 shares of Oregon Steel common stock valued at $11.2 million to be issued ten years from March 3, 1993, and by the delivery of warrants to purchase 100,000 shares of Oregon Steel's common stock at $35 per share for five years, valued at $556,000) and (2) as the general partner, then acquired for $22.2 million a 95.2 percent interest in the Partnership. The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("Limited Partner") with a capital contribution of an asset valued at $1.2 million. On October 1, 1997, Oregon Steel purchased the Limited Partner's 4.8 percent interest in the Partnership, and subsequently sold
0.5 percent to other general partner shareholders.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include short-term securities which have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

        Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Partnership places its cash in high credit quality investments and limits the amount of credit exposure by any one financial institution. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Partnership's trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

        Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost, including interest capitalized during construction of $376,000, $435,000 and $2.2 million in 1998, 1997 and 1996, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvement are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

        The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $5.9 million, $4.9 million and $3.8 million in 1998, 1997 and 1996, respectively. The carrying value of costs in excess of net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired.

OTHER ASSETS

        Included in other assets are water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

MAJOR CUSTOMERS

        In 1998 the Partnership derived 18.3, 17.8 and 11.4 percent of its sales from three customers, respectively. In 1997, the Partnership derived 17.5, 13.1 and 11.0 percent of its sales from three customers, respectively. In 1996, the Partnership derived 13.7 percent of its sales from one customer.

TAXES ON INCOME

        The financial statements reflect no provision or liability for federal or state income taxes. Taxable income or loss of the Partnership is allocated to the partners.

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain reclassifications have been made in prior years to conform with the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING STANDARD

      The adoption of statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) issued by
------------------------------------------------------------
the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to have no significant effect on the Partnership's results of operations or its financial position.

3.      INVENTORIES

        Inventories were as follows as of December 31:

                                             1998        1997          1996
                                          -------      -------       -------
                                                    (IN THOUSANDS)

          Raw materials                   $ 9,318      $15,051       $16,246
          Semifinished product             16,154       13,840        16,488
          Finished product                 11,200        3,868         8,245
          Stores and operating supplies     7,844        8,907         9,435
                                          -------      -------       -------
              Total inventory             $44,516      $41,666       $50,414
                                          =======      =======       =======


4.      SUPPLEMENTAL CASH FLOW INFORMATION

         During 1998, 1997 and 1996, the Partnership acquired property, plant and equipment for $529,000, $435,000, and $1.3 million, respectively, which were included in accounts payable at December 31, 1998, 1997 and 1996, respectively.

5.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accrued expenses include accrued vacation of $3.1 million and $3.3 million at December 31, 1997 and 1996, respectively. Accrued expenses also include $4.0 million of deferred revenue at December 31, 1997.

6.      DEBT AND FINANCING ARRANGEMENTS

         CF&I incurred term debt of $67.5 million as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of December 31, 1998, the outstanding balance on the debt was $38.2 million, of which $31.0 million was classified as long-term.

         Borrowing requirements for capital expenditures and working capital have been provided through revolving loans from Oregon Steel and the General Partner. The loan from Oregon Steel includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due on December 31, 2002. The loan from the General Partner includes interest on the daily amount outstanding at the rate of 8.25 percent. The principal is due on demand or, if no demand, due on December 31, 2004. The loans are not expected to be repaid in 1999. Interest on the loans is paid on a monthly basis. See Note 9.

         As of December 31, 1998, principal payments on long-term debt are due as follows (in thousands):

         1999                                      $  7,164
         2000                                         7,861
         2001                                         8,625
         2002                                       195,464
         2003                                        26,829
                                                   --------
                                                   $245,943
                                                   ========

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Partnership's financial instruments at December 31 is as follows:

                                                 1998                          1997                            1996
                                       ------------------------     --------------------------    -----------------------------
                                       CARRYING         FAIR         CARRYING         FAIR         CARRYING         FAIR
                                        AMOUNT          VALUE         AMOUNT          VALUE         AMOUNT          VALUE
                                       ----------      --------     -------------- -----------    -------------- --------------
                                                                          (in thousands)
Long-term debt, including
     current portion                    $ 38,187       $ 34,589      $  45,560      $  42,677      $  51,290      $  46,227
Long-term debt - Oregon
       Steel Mills, Inc.                 186,000        177,236        182,200        180,676        205,700        198,802
Long-term debt - New CF&I, Inc.           21,756         15,003         21,756         17,064         17,400         11,939


          The fair value of Long-term debt, Long-term debt - Oregon Steel Mills, Inc. and Long-term debt - New CF&I, Inc. is estimated by discounting future cash flows based on the Partnership's incremental borrowing rate for similar types of borrowing arrangements.

8.      EMPLOYEE BENEFIT PLANS

PENSION PLANS

         The Partnership has noncontributory defined benefit plans covering all of the eligible employees. The plans provide benefits based on participants' years of service and compensation. The Partnership funds at least the minimum annual contribution required by ERISA.

         The following table sets forth the status of the plans and the amounts recognized in the Partnership's balance sheets:

Change in benefit obligation                                 1998         1997        1996
----------------------------                               -------      -------     -------
                                                                    (In thousands)
Projected benefit obligation at January 1                  $14,242      $12,826     $ 9,336
Service cost                                                 1,202        2,224       2,897
Interest cost                                                  987          997         698
Actuarial (gain) loss                                        3,361       (1,213)        119
Early retirement benefits                                    2,528            -           -
Benefits paid                                                 (152)        (592)       (224)
                                                           -------      -------     -------
Projected benefit obligation at December 31                 22,168       14,242      12,826
                                                           -------      -------     -------

Change in plan assets
Fair value of plan assets at January 1                      13,643       10,449       6,729
Actual return on plan assets                                 2,759        2,072         976
Company contribution                                         1,556        1,714       2,968
Benefits paid                                                 (152)        (592)       (224)
                                                           -------      -------     -------
Fair value of plan assets at December 31                    17,806       13,643      10,449
                                                           -------      -------     -------

Projected benefit obligation in excess of plan assets       (4,362)        (599)     (2,377)
Unrecognized net (gain) loss                                 1,666       (1,619)        612
                                                           -------      -------     -------
Pension liability recognized in balance sheet              $(2,696)     $(2,218)    $(1,765)
                                                           =======      =======     =======

     Net pension cost was $3.4 million, $2.2 million and $2.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     During 1998 the Partnership offered a voluntary early retirement package to certain management employees. As a result, the projected benefit obligation increased $2.5 million, which is included in the table above, and the annual pension cost.

     Plan assets are invested in common stock and bond funds (97.7%), marketable fixed income securities (2.3%) at December 31, 1998.

     The following table sets forth the significant actuarial assumptions for the Partnership's pension plans:

                                                     1998      1997      1996
                                                     ----      ----      ----
Discount rate                                        6.8%      7.0%      7.5%
Rate of increase in future compensation levels       4.0%      4.0%      4.0%
Expected long-term rate of return on plan assets     8.5%      8.8%      8.8%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

      The Partnership provides certain health care and life insurance benefits for substantially all of the retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service and retirement. The benefit plans are unfunded.

      The following table sets forth the status of the plans and the amounts recognized in the Partnership's balance sheets:


Change in benefit obligation                   1998          1997         1996
----------------------------                 -------       -------      -------
Accumulated postretirement benefit
   obligation at January 1                   $ 7,303       $ 8,378      $ 7,891
Service cost                                      77           116          158
Interest cost                                    488           577          584
Actuarial (gain) loss                            525        (1,565)         (73)
Plan amendments                                  273             -            -
Benefits paid                                   (380)         (203)        (182)
                                             -------       -------      -------
Accumulated postretirement benefit
   obligation at December 31                   8,286         7,303        8,378
                                             -------       -------      -------

Accumulated benefit obligation in
   excess of plan assets                      (8,286)       (7,303)      (8,378)
Unrecognized net loss                          1,084           559        2,208
Unrecognized prior service cost                  273             -            -
                                             -------       -------      -------
Postretirement liability recognized
     in balance sheet                        $(6,929)      $(6,744)     $(6,170)
                                             =======       =======      =======

        Net postretirement benefit cost was $518,000, $777,000 and $884,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 6.8 percent, 7.0 percent and 7.5 percent in 1998, 1997 and 1996, respectively.

PROFIT PARTICIPATION PLAN

     The Partnership has a profit participation plan under which it distributes quarterly to eligible employees 12 percent of its operating income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the Partnership. Expense under the plan was $363,000 in 1998, $1.3 million in 1997 and $275,000 in 1996.

THRIFT PLANS

     The Partnership has qualified Thrift (401(k)) plans for eligible employees under which the Partnership matches 50 percent of the first 4 percent of the participants' deferred compensation. Partnership contribution expense in 1998, 1997 and 1996 was $268,000, $269,000 and $417,000, respectively.

9.   RELATED PARTY TRANSACTIONS


OREGON STEEL MILLS, INC.

        The Partnership pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Partnership.

                                                            1998        1997        1996
                                                          --------   ---------    --------
                                                                    (IN THOUSANDS)

Oregon Steel administrative fees                         $   3,175   $   4,103    $  3,046
Interest expense on notes payable to Oregon Steel           21,777      21,891      21,476
Debt payable to Oregon Steel at December 31                186,000     182,200     205,700
Accounts payable to Oregon Steel at December 31              5,866       7,676       5,667



NEW CF&I, INC.

        The Partnership includes in costs of sales amounts related to transportation services provided by a subsidiary of the General Partner.

                                                          1998        1997         1996
                                                        -------     -------      --------
                                                                 (IN THOUSANDS)
Services from subsidiary of General Partner             $ 4,025     $ 4,191      $  4,416
Interest expense on notes payable to General Partner      1,808       1,964         1,553
Debt payable to General Partner at December 31           21,756      21,756        17,400
Accounts payable to General Partner at
   December 31                                            3,400       2,657         3,133
Interest payable on the debt at December 31               6,838       5,034         3,260

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

                                                           1998   1997     1996
                                                           ----   ----    ------
                                                               (IN THOUSANDS)

     Payments to Nippon for the year ended December 31     $672   $659    $2,914
     Accounts payable to Nippon at December 31              502    346         -


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

     In connection with the 1993 formation of the Partnership and the acquisition of the Partnership interest by the Company, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo, Colorado steel mill. The Company believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a ten-year postclosure permit for historical solid waste management units ("SWMUs") at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 SWMUs at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1998, 11 SWMUs have been closed with no further action needed. The State of Colorado has stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1998, the accrued liability was $33.3 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

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

LABOR DISPUTE

       The Partnership's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union"), initiated a strike for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Partnership was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees. By December 1997, the Partnership had sufficient permanent replacement employees necessary to reach full production capacity.

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of December 1998, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 720 former striking workers remain unreinstated ("Unreinstated Employees").

        On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against the Partnership alleging violations of several provisions of the National Labor Relations Act. The Partnership not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administraive Law Judge. Testimony and other evidence was presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The administrative Law Judge will render a decision which is automatically appealable by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 470 workers. However, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

OTHER CONTINGENCIES

     The Partnership is also party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the financial condition of the Partnership.

11.   UNUSUAL OR NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

     Operating income for 1998 includes a $4.5 million gain resulting from a litigation settlement with certain graphite electrode suppliers.

PROCEEDS FROM INSURANCE SETTLEMENT

     Sales for 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Partnership. In total, the Partnership received $7 million of insurance proceeds from this claim of which $4.5 million was recorded in 1996 as reimbursement of excess costs in that period.

GAIN ON SALE OF ASSETS

     Operating income for 1998 and 1997 include $4.7 million and $2.2 million, respectively, from gains on sales of assets.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                      -46

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                 AND EXECUTIVE COMPENSATION

     The following table sets forth information with respect to each director of New CF&I, Inc. including their names and ages as of February 15, 1999, business experience during the past five years and directorships in other corporations. Directors are elected each year at the annual stockholders meeting.

                                         PRINCIPAL OCCUPATION AND                                    DIRECTOR
         NAME                          CERTAIN OTHER DIRECTORSHIPS                       AGE           SINCE
         ----                          ---------------------------                       ---         --------

Thomas B. Boklund      Mr.  Boklund is the Chairman of the Board of  Directors  and      59            1993
                       Chief  Executive  Officer  of the  Company.  He is also  the
                       Chairman  of the  Board of  Directors  and  Chief  Executive
                       Officer of Oregon Steel. He was Chief  Operating  Officer of
                       Oregon  Steel  from  May  1982 to July  1985,  became  Chief
                       Executive  Officer in August 1985, and Chairman of the Board
                       of Directors in February  1992.  He also served as President of Oregon  Steel  from May 1982 to  February  1992,  and was reappointed  as President  from April 1994 to December 1996.
                       He has been a director  of Paragon  Trade  Brands,  Inc.,  a manufacturer  of private  label infant  disposable  diapers, since  April 1993,  and a director  of Oregon  Metallurgical
                       Corporation, an integrated manufacturer of titanium products, since April 1996.

L. Ray Adams           Mr.  Adams  is the  Vice  President  of  Finance  and  Chief      48            1993
                       Financial  Officer of the  Company.  He served as a Director of  Colorado & Wyoming  Railroad  from  March  1993  through
                       March  1994.  He is also the Vice  President  of Finance and
                       Chief  Financial  Officer of Oregon  Steel.  He assumed this position with Oregon Steel in April 1991.

Joe E. Corvin          Mr. Corvin is the President and Chief  Operating  Officer of      53            1993
                       the  Company.   He  served  as  Senior  Vice   President  of
                       Manufacturing  and Chief  Operating  Officer of the  Company
                       from  March 1993 to August  1996.  He is the  President  and
                       Chief  Operating  Officer  of  Oregon  Steel.  He  was  Vice
                       President  and General  Manager of Oregon  Steel's  Portland
                       Steel  Works from  February  1992 to March  1994,  served as
                       Senior  Vice  President  of Oregon  Steel  from July 1996 to
                       December  1996,  and became  President  and Chief  Operating
                       Officer of Oregon Steel in December 1996.


                                      -47-



Sato Masaki            Mr. Masaki became the President and Chief Executive  Officer      57            1998
                       of Nippon Steel  U.S.A.,  Inc. and  Executive  Counsellor of
                       Nippon  Steel  Corporation  in  April  1997.  He  served  as
                       General  Manager,  Tin Mill Products  Sales  Division,  Flat
                       Products  Group of  Nippon  Steel  from  July  1995 to April
                       1997.   He  also   served   as   General   Manager,   Export
                       Division-II,  at Nippon Steel's head office in Tokyo,  Japan from  June  1994  to  July  1995  and  as  General  Manager,
                       Production  Scheduling  Division  at Nippon  Steel's  Yawsta
                       Works from November 1991 to June 1994.


      The following table sets forth the compensation paid to or accrued by the Company and its subsidiaries for the Chief Executive Officer and each of the four most highly paid executive officers of the Company and its subsidiaries as of December 31, 1998, and other individuals fitting such description, but not employed as such as of December 31, 1998. The Chief Executive Officer and certain other executive officers were paid by Oregon Steel. The compensation information relating to the named executive officers of the Company who are also named executives of Oregon Steel and Section 16 reporting compliance information as set forth under the captions "Executive Compensation," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Board Compensation Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Oregon Steel Mills, Inc. Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference. Executive officers of the Company are listed on page 9 of this Form 10-K.


                                            SUMMARY COMPENSATION TABLE

                                                    ANNUAL                       ALL OTHER COMPENSATION(3)
                                                                                 --------------------------
                                                COMPENSATION(3)
                                        ----------------------------------
                NAME AND                                                          THRIFT PLAN
           PRINCIPAL POSITION           YEAR         SALARY       BONUS(1)      CONTRIBUTION(2)       OTHER
           ------------------           ----         ------       --------      ---------------       -----
     Thomas B. Boklund
     CEO

     Joe E. Corvin
     President and
        Chief Operating Officer

     L. Ray Adams
     Vice President of
        Finance and Chief
        Financial Officer

     Michael D. Buckentin               1998         208,542        2,636             1,600
     Vice President and                 1997         169,526        5,919             1,600           1,409
        General Manager

     James E. Dionisio                  1998         142,083        1,820             1,302
     Vice President of                  1997         123,719        4,448             1,302
        Sales and Marketing             1996          93,840          596               944


---------------

(1) Amounts earned pursuant to the Company's Profit Participation Plan.
(2) Matching contributions made by the Company on behalf of the named executive to the Company's Thrift Plan.
(3) Pension benefits accrued in 1998 are not ncluded in this Summary Compensation Table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

    The equity of New CF&I, Inc. is held 87 percent by Oregon Steel, 10 percent by Nippon and 3 percent by Nissho Iwai. New CF&I, Inc., as general partner, has a 95.2 percent partnership interest in CF&I Steel, L.P. Oregon Steel has a 4.3 percent limited partnership interest in CF&I Steel, L.P. Nippon has a .5 percent limited partnership interest in CF&I Steel, L.P.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For related party transactions, see Note 11 to the Company's consolidated financial statements and Note 9 to CF&I's financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K


                                                                                                     PAGE
                                                                                                     ----

(A)       (i)   FINANCIAL STATEMENTS:
                NEW CF&I, INC.
                Report of Independent Accountants - 1998, 1997 and 1996........................      17
                Consolidated Balance Sheets at December 31, 1998, 1997 and 1996................      18
                Consolidated Statements of Income for each of the three years
                     in the period ended December 31, 1998.....................................      19
                Consolidated Statements of Changes in Stockholders' Equity for each of the
                     three years in the period ended December 31, 1998.........................      20
                Consolidated Statements of Cash Flows for each of the three years
                     in the period ended December 31, 1998.....................................      21
                Notes to Consolidated Financial Statements.....................................      22

                CF&I STEEL, L.P.
                Report of Independent Accountants - 1998, 1997 and 1996........................      33
                Balance Sheets at December 31, 1998, 1997 and 1996.............................      34

                Statements of Operations for each of the three years
                     in the period ended December 31, 1998.....................................      35
                Statements of Changes in Partners' Equity (Deficit)
                     for each of the three years in the period ended December 31, 1998.........      36
                Statements of Cash Flows for each of the three years
                     in the period ended December 31, 1998.....................................      37
                Notes to Financial Statements..................................................      38
          (ii)  Financial Statement Schedule for each of the three
                     years in the period ended December 31, 1998:
                Schedule II - Valuation and Qualifying Accounts................................      51
          (iii) Exhibits:  Reference is made to the list on page 52 of the exhibits filed with this report.
(B)             No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the year ended December 31, 1998.




                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)


                                                                          COLUMN C
                                                                --------------------------
                                                COLUMN B        ADDITIONS                                          COLUMN E
                                               ----------                                                         ----------
                                               BALANCE AT       CHARGED TO       CHARGED                          BALANCE AT
COLUMN A                                        BEGINNING       COSTS AND        TO OTHER         COLUMN D          END OF
--------                                                                                          ---------
CLASSIFICATION                                  OF PERIOD        EXPENSES        ACCOUNTS        DEDUCTIONS         PERIOD
--------------                                 ----------       ----------       --------        ----------      -----------

     1998
     ----
Allowance for doubtful accounts                  $1,011               -             -            $ (511)          $  500
     1997
     ----
Allowance for doubtful accounts                  $  455            $820             -            $ (264)          $1,011
     1996
     ----
Allowance for doubtful accounts                  $  518               -             -            $  (63)          $  455

  LIST OF EXHIBITS

  3.1 Certificate of Incorporation of New CF&I, Inc. (Filed as exhibit 3.1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  3.3 Bylaws of New CF&I, Inc. (Filed as exhibit 3.3 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.1 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as issuer; Chemical Bank, as trustee, and New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, with respect to 11% First Mortgage Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
  4.2 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.3 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.4 Form of Intercreditor Agreement. (Filed as exhibit 4.4 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.5 Form of Guarantee of First Mortgage Notes due 2003 (Filed as exhibit 4.1 to Form 8-A of New CF&I, Inc. and CF&I Steel, L.P., filed on May 31, 1996, and incorporated by reference herein.)
  4.6 Form of Promissory Note. (Filed as exhibit 4.2 to Form 8-A of CF&I Steel, L.P. filed on May 31, 1996 and incorporated by reference herein.)
 10.1 Asset Purchase Agreement dated as of March 3, 1993 among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, The Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit
                 2.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
 27.1            Financial Data Schedule of New CF&I, Inc.
 27.2            Financial Data Schedule of CF&I Steel, L.P.
 99.1 Amended and Restated Credit Agreement among Oregon Steel Mills, Inc. as the Borrower, Certain Commercial Lending Institutions as the Lenders, First Interstate Bank of Oregon, N.A. as the Administrative Agent for the Lenders, The Bank of Nova Scotia as the Syndication Agent for the Lenders and First Interstate Bank of Oregon, N.A. and The Bank of Nova Scotia as the Managing Agents for the Lenders. (Filed as exhibit 10.0 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
99.2 Second Amendment dated as of December 11, 1997 to the Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National Association, formerly known as First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders; the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and Wells Fargo Bank National Association and the Bank of Nova Scotia, as the Managing Agents for the Lenders. (Filed as exhibit 99.2 to Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)
99.3 Third Amendment dated February 17, 1998 to the Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National Association, formerly known as First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders; the Bank of Nova Scotia, as the Syndication Agent for the Lenders, and Wells Fargo Bank National Association and the Bank of Nova Scotia, as the Managing Agents for the Lenders. (Filed as exhibit 99.3 to Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)

99.4 Fourth Amendment dated October 30, 1998 to the Amended and Restated Credit Agreement dated June 12, 1996, among Oregon Steel Mills, Inc., as Borrower, certain Commercial Lending Institutions as the Lenders, Wells Fargo Bank National Association, formerly known as First Interstate Bank of Oregon, N.A., as the Administrative Agent for the Lenders; the Bank of Nova Scotia, as the syndication Agent for the Lenders, and Wells Fargo Bank National Association and the Bank of Nova Scotia, as the Managing Agents for the Lenders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                       NEW CF&I, INC.

                                       BY:   /S/ THOMAS B. BOKLUND
                                         --------------------------------------
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                                       CF&I STEEL, L.P.

                                       BY:  NEW CF&I, INC.
                                          -------------------------------------
                                            GENERAL PARTNER

                                       BY:   /S/ THOMAS B. BOKLUND
                                          -------------------------------------
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of New CF&I, Inc. and CF&I Steel, L.P. in the following capacities on the dates indicated.

         SIGNATURE                        TITLE                         DATE
         ---------                        -----                         ----

  /s/ Thomas B. Boklund           Chairman of the Board,           March 1, 1999
----------------------------
    (Thomas B. Boklund)           Chief Executive Officer and
                                  Director of New CF&I, Inc.
                                  (Principal Executive Officer)

 /s/  Joe E. Corvin               President, Chief Operating       March 1, 1999
-----------------------
    (Joe E. Corvin)               Officer and Director of
                                  New CF&I, Inc.


 /s/  L. Ray Adams                Vice President of Finance,       March 1, 1999
----------------------------
    (L. Ray Adams)                Chief Financial Officer and
                                  Director of New CF&I, Inc.
                                  (Principal Financial Officer)


/s/ Christopher D. Cassard        Corporate Controller             March 1, 1999
---------------------------
  (Christopher D. Cassard)        of New CF&I, Inc.
                                  (Principal Accounting Officer)


/s/ Sato Masaki                   Director of New CF&I, Inc.       March 1, 1999
-------------------------------
    (Sato Masaki)