Form 10-Q
period 1999-03-31
NEW CF&I INC; CF&I STEEL L P
filed 1999-05-13
CIK 1008915, 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                               ------------------------------------------------
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
                                                     Yes   X   No
                                                         -----    -----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX
                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.    Financial Statements - New CF&I, Inc.
                                            --------------

                     Consolidated Balance Sheets
                        March 31, 1999 (unaudited)
                        and December 31, 1998 ................................2

                     Consolidated Statements of Income (unaudited)
                        Three months ended March 31, 1999
                        and 1998 .............................................3

                     Consolidated Statements of Cash Flows (unaudited)
                        Three months ended March 31, 1999
                        and 1998 .............................................4

                     Notes to Consolidated Financial
                        Statements (unaudited)..............................5-6

                     Financial Statements - CF&I Steel, L.P.
                                            ----------------

                     Balance Sheets
                        March 31, 1999 (unaudited)
                        and December 31, 1998 ................................7

                     Statements of Operations (unaudited)
                        Three months ended March 31, 1999
                        and 1998 .............................................8

                     Statements of Cash Flows (unaudited)
                        Three months ended March 31, 1999
                        and 1998 ............................................ 9

                     Notes to Financial
                        Statements (unaudited)............................10-11

          Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operations  .............12-14

          Item 3.    Quantitative and Qualitative Disclosures
                        about Market Risk....................................14

PART II.  OTHER INFORMATION

          Item 1.        Legal Proceedings...................................15

          Item 6.        Exhibits and Reports on Form 8-K....................15

          SIGNATURES....................................................     15



                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                          March 31,
                                                                            1999          December 31,
                                                                         (Unaudited)          1998
                                                                          ---------       ------------

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                            $       4        $       3
     Trade accounts receivable, net                                          32,144           32,259
     Inventories                                                             53,612           44,693
     Deferred tax asset                                                       5,048            5,048
     Other                                                                    2,285            1,794
                                                                          ---------        ---------
          Total current assets                                               93,093           83,797
                                                                          ---------        ---------

Property, plant and equipment:
     Land and improvements                                                    3,574            3,574
     Buildings                                                               18,525           18,525
     Machinery and equipment                                                239,635          238,792
     Construction in progress                                                 2,077            1,991
                                                                          ---------        ---------
                                                                            263,811          262,882
     Accumulated depreciation                                               (51,440)         (48,012)
                                                                          ---------        ---------
                                                                            212,371          214,870
                                                                          ---------        ---------

Excess of cost over net assets acquired, net                                 34,668           34,923
Other assets                                                                 19,697           18,763
                                                                          ---------        ---------
                                                                          $ 359,829        $ 352,353
                                                                          =========        =========

                                                     LIABILITIES
Current liabilities:
     Current portion of long-term debt                                    $   7,504        $   7,164
     Accounts payable                                                        36,562           39,593
     Accrued expenses                                                        25,222           21,755
                                                                          ---------        ---------
          Total current liabilities                                          69,288           68,512

     Long-term debt                                                          27,183           31,023
     Long-term debt - Oregon Steel Mills, Inc.                              198,500          186,000
     Environmental liability                                                 30,850           30,850
     Deferred employee benefits                                               6,824            6,748
                                                                          ---------        ---------
                                                                            332,645          323,133
                                                                          ---------        ---------
Redeemable common stock                                                      21,840           21,840
                                                                          ---------        ---------
Contingencies (Note 3)

                                                  STOCKHOLDERS' EQUITY
Common stock                                                                      1                1
Additional paid-in capital                                                   16,603           16,603
Accumulated deficit                                                         (11,260)          (9,224)
                                                                          ---------        ---------
                                                                              5,344            7,380
                                                                          ---------        ---------
                                                                          $ 359,829        $ 352,353
                                                                          =========        =========


         The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)



                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1999              1998
                                              ---------           --------

Sales                                         $ 71,722            $ 99,130

Costs and expenses:
     Cost of sales                              63,483              87,909
     Selling, general and administrative
       expenses                                  5,173               5,553
                                              --------            --------
          Operating income                       3,066               5,668

Other income (expense):
     Interest and dividend income                   27                  10
     Interest expense                           (6,352)             (6,176)
     Minority interest                             177                  58
     Other, net                                     93                  99
                                              --------            --------
          Loss before income taxes              (2,989)               (341)
Income tax (expense) benefit                       953                (343)
                                              --------            --------
     Net loss                                 $ (2,036)           $   (684)
                                              ========            ========





         The accompanying notes are an integral part of the consolidated financial statements.



                                      NEW CF&I, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)


                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                     1999               1998
                                                                 ----------          ----------

Cash flows from operating activities:
    Net loss                                                      $ (2,036)           $   (684)
    Adjustments to reconcile net income to net cash
         provided  by operating activities:
             Depreciation and amortization                           3,796               3,813
             Deferred income taxes                                    (969)               (448)
             Minority interest                                        (177)                (58)
             Other, net                                                 43                   3
             Changes in current assets and liabilities, net         (8,612)              4,352
                                                                  --------            --------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (7,955)              6,978
                                                                  --------            --------

Cash flows from investing activities:
     Additions to property, plant and equipment                     (1,040)             (2,766)
     Other, net                                                         (5)                  3
                                                                  --------            --------
     NET CASH USED BY INVESTING ACTIVITIES                          (1,045)             (2,763)
                                                                  --------            --------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                       45,300              52,800
     Payments to Oregon Steel Mills, Inc.                          (32,800)            (56,900)
     Payment of long-term debt                                      (3,499)                 --
                                                                  --------            --------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                9,001              (4,100)
                                                                  --------            --------

Net increase in cash and cash equivalents                                1                 115
Cash and cash equivalents at beginning of period                         3                   3
                                                                  --------          --------
Cash and cash equivalents at end of period                        $      4          $    118
                                                                  ========          ========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                   $  1,814          $  5,314





               The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("Company"). Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87 percent ownership interest in the Company. All significant intercompany balances and transactions have been eliminated.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference0 should be made to the Company's 1998 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:

                                                March 31,          December 31,
                                                  1999                 1998
                                                ---------          ------------
                                                       (In thousands)
       Raw materials                             $10,004              $ 9,318
       Semifinished product                       20,775               16,154
       Finished product                           14,619               11,200
       Stores and operating supplies               8,214                8,021
                                                 -------              -------
            Total Inventory                      $53,612              $44,693
                                                 =======              =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. The Company owns a 95.2 percent interest in CF&I Steel, L.P.("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. The Company estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At March 31, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

      GUARANTEES. Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company guarantees the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a group of banks which is collateralized, in part, by the accounts receivable and inventory of the Company, and also guaranteed by the Company.

       LABOR DISPUTE

       The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

       On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of March 1999, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 720 former striking workers remain unreinstated ("Unreinstated Employees").

       On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence was presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision which is automatically appealable by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 430 workers. However, the Union might assert that all unreinstated employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

       In addition, during the union strike 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company which provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W determined that the employees quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The Brotherhood of Maintenance of Way Employees, the National Conference of Firemen and Oilers, the United Transportation Union, and certain members of those organizations individually (jointly "Plaintiffs") filed in 1998 various lawsuits in the U.S. District Court of Colorado against C&W claiming union members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The Plaintiffs demand reinstatement of the former employees, back pay and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount which would result from an adverse legal or arbitration decision.

4.      Subsequent Event:
        -----------------

       Due to the continuing adverse market conditions, effective May 7, 1999, the Company began a temporary indefinite shutdown of its seamless tube mill. The shutdown is expected to result in a charge for employee severance costs in the second quarter of 1999 of approximately $870,000 after taxes.



                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                       March 31,
                                                                         1999         December 31,
                                                                     (Unaudited)          1998
                                                                    ------------      ------------

                                                       ASSETS
Current assets:
     Cash and cash equivalents                                      $       1         $      --
     Trade accounts receivable, net                                    31,470            31,653
     Inventories                                                       53,443            44,516
     Other                                                              1,990             1,603
                                                                    ---------         ---------
          Total current assets                                         86,904            77,772
                                                                    ---------         ---------

Property, plant and equipment:
     Land and improvements                                              3,569             3,569
     Buildings                                                         18,419            18,419
     Machinery and equipment                                          237,130           236,288
     Construction in progress                                           2,076             1,990
                                                                    ---------         ---------
                                                                      261,194           260,266
     Accumulated depreciation                                         (50,114)          (46,751)
                                                                    ---------         ---------
                                                                      211,080          213,515
                                                                    ---------         ---------

Excess of cost over net assets acquired, net                           34,668            34,923
Other assets                                                           13,054            13,089
                                                                    ---------         ---------
                                                                    $ 345,706         $339,299
                                                                    =========         ========

                                                   LIABILITIES
Current liabilities:
     Current portion of long-term debt                              $   7,504         $   7,164
     Accounts payable                                                  44,307            46,932
     Accrued expenses                                                  23,401            20,235
                                                                    ---------         ---------
          Total current liabilities                                    75,212            74,331

Long-term debt                                                         27,183            31,023
Long-term debt - Oregon Steel Mills, Inc.                             198,500           186,000
Long-term debt - New CF&I, Inc.                                        21,756            21,755
Environmental liability                                                30,850            30,850
Deferred employee benefits                                              6,824             6,748
                                                                    ---------         ---------
                                                                      360,325           350,707
                                                                    ---------         ---------
Contingencies (Note 3)

                                                    PARTNERS'
                                                    (DEFICIT)
Common Stock                                                                1                --
General partner                                                       (14,620)          (11,408)
                                                                    ---------         ---------
                                                                      (14,619)          (11,408)
                                                                    ---------         ---------
                                                                    $ 345,706          $339,299
                                                                    =========         =========


               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                    Three Months Ended
                                                          March 31,
                                                ------------------------------
                                                   1999                1998
                                                ---------            ---------
Sales                                            $ 70,037            $ 97,495

Costs and expenses:
     Cost of sales                                 61,947              86,442
     Selling, general and administrative
       expenses                                     5,040               5,421
                                                 --------            --------
          Operating income                          3,050               5,632

Other income (expense):
     Interest and dividend income                       1                  10
     Interest expense                              (6,773)             (6,664)
     Other, net                                        93                  99
                                                 --------            --------
          Net loss                               $ (3,629)           $   (923)
                                                 ========            ========



               The accompanying notes are an integral part of the financial statements.




                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                             1999           1998
                                                                       ------------      ----------

Cash flows from operating activities:
    Net loss                                                              $ (3,629)      $   (923)
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
             Depreciation and amortization                                   3,733          3,746
             Other, net                                                         43              3
             Changes in current assets and liabilities, net                 (8,102)         3,743
                                                                          --------       --------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (7,955)         6,569
                                                                          --------       --------

Cash flows from investing activities:
     Additions to property, plant and equipment                             (1,040)        (2,357)
     Other, net                                                                 (5)             3
                                                                          --------       --------
     NET CASH USED BY INVESTING ACTIVITIES                                  (1,045)        (2,354)
                                                                          --------       --------

Cash flows from financing activities:
     Borrowings from related parties                                        45,300         52,800
     Payments to related parties                                           (32,800)       (56,900)
     Payment of long-term debt                                              (3,499)            --
                                                                          --------       --------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        9,001         (4,100)
                                                                          --------       --------

Net increase in cash and cash equivalents                                        1            115
Cash and cash equivalents at beginning of year                                  --             --
                                                                          --------       --------
Cash and cash equivalents at end of year                                  $      1       $    115
                                                                          ========       ========

Supplemental disclosures of cash flow information:
   Cash paid for:
             Interest                                                     $  3,505       $  5,314







               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Basis of Presentation
      ---------------------

      The financial statements include the accounts of CF&I Steel, L.P. ("CF&I" or "Partnership"). Oregon Steel Mills, Inc. ("Oregon Steel") owns an
      87 percent interest in New CF&I, Inc. which owns a 95.2 percent interest in the Partnership. Oregon Steel also owns directly an additional 4.3 percent interest in the Partnership. In January 1998, the Partnership assumed the trade name of Rocky Mountain Steel Mills.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Partnership's 1998 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

        Inventories consist of:
                                                March 31,          December 31,
                                                  1999                1998
                                                ---------          ------------
                                                       (In thousands)

        Raw materials                           $10,004               $ 9,318
        Semifinished product                     20,775                16,154
        Finished product                         14,619                11,200
        Stores and operating supplies             8,045                 7,844
                                                -------               -------
              Total Inventory                   $53,443               $44,516
                                                =======               =======


3.    Contingencies
      -------------

      ENVIRONMENTAL. In connection with the 1993 acquisition of the Pueblo, Colorado steel mill ("Pueblo Mill"), the Partnership accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Partnership believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. The Partnership's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At March 31, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

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

      LABOR DISPUTE. The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

      On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of March 1999, 90 former striking employees had returned to work as a result of their unconditional offer. Approximately 720 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act. The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. Testimony and other evidence was presented on various hearing dates in the latter part of 1998 and early 1999. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision which is automatically appealable by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 430 workers. However, the Union might assert that all unreinstated employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

4.    Subsequent Event:
      -----------------

      Due to the continuing adverse market conditions, effective May 7, 1999, the Company began a temporary indefinite shutdown of its seamless tube mill. The shutdown is expected to result in a charge for employee severance costs in the second quarter of 1999 of approximately $870,000 after taxes.

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

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2% owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended March 31, 1999 and 1998, sales of the Partnership were 97.7 percent and 98.4 percent, respectively, of the consolidated sales of the Company. For the three months ended March 31, 1999 and 1998, cost of sales of the Partnership were 97.6 percent and 98.3 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1999                1998
                                                   ---------            -------
Tonnage sold:
     Rail                                             95,000             98,200
     Rod, Bar and Wire                                93,100             96,400
     Seamless Pipe                                     8,500             19,200
     Semifinished                                      2,100             21,200
                                                    --------           --------
          Total                                      198,700            235,000
                                                    ========           ========

Sales (in thousands):                               $ 71,722           $ 99,130
Consolidated average selling price per ton:         $    361           $    422


--------------

    The Company's sales for the first quarter of 1999 of $71.7 million decreased
27.6 percent from sales of $99.1 million in the first quarter of 1998. Shipments decreased 15.5 percent to 198,700 tons in the first quarter of 1999 from 235,000 tons in the first quarter of 1998. The decrease in shipments and average selling price are a result of depressed seamless pipe and semifinished markets and reduced rail and rod pricing. Pricing for the seamless pipe product has decreased an average of $200 a ton since the first quarter of 1998. Seamless pipe markets continue to be affected by lack of drilling activity and falling rig counts. The U.S. rig count has fallen to 500 operating units compared to 875 a year ago. Shipments of the division's seamless products were 8,500 tons, a decrease of more than 50 percent from the 19,200 tons shipped during the comparable 1998 quarter. Rod prices have been severely impacted by the levels of imported rod into the United States. Average rod pricing has fallen $70 a ton compared to the first quarter of 1998. Rod shipments during the first quarter of 1999 were 93,100 tons compared to 96,400 tons during the first quarter of 1998. The division shipped 95,000 tons of rail during the first quarter of 1999 compared to 98,200 tons in the first quarter of 1998.

    The Company's gross profit for the first quarter of 1999 was $8.2 million or
11.5 percent compared to $11.2 million or 11.3 percent for the corresponding 1998 period. The decline in gross profit is primarily due to the reduced shipments and lower prices for seamless pipe, rod, and semifinished steel. Reduced drilling activity has caused a decline in tons sold and prices for seamless pipe while increasing imports have caused an industry-wide decline in rod prices. Production efficiencies improved product conversion costs, which partially offset the price declines noted above.

    The Company's selling, general and administrative expenses ("SG&A") for the first quarter of 1999 decreased $380,000 from the corresponding 1998 period and increased as a percentage of sales to 7.2 percent in the first quarter of 1999, from 5.6 percent for the corresponding 1998 period. The decrease in SG&A dollars is due to the lower shipments and shipping expenses compared to the prior year and decreased costs associated with the labor dispute.

    The Company's total interest cost was $6.3 million for the first quarter of 1999 and the corresponding 1998 period.

    The Company's effective income tax rates were 32 percent and 101 percent for the three month period ended March 31, 1999 and 1998, respectively. The effective tax rate for the first quarters of 1999 and 1998 varied from the combined state and federal statutory rates due to miscellaneous adjustments to the Company's tax accounts.

Liquidity and Capital Resources
-------------------------------

    The Company's cash flow used by operations for the first quarter of 1999 was $8.0 million compared to cash provided by operations of $7.0 million in the first quarter of 1998. The major items affecting this $15.0 million decrease were a $2 million increase in net loss, an increase in inventory of $9 million compared to a $4 million decrease in the first quarter of 1998 and a smaller increase in accounts payable ($9 million) offset partially by a smaller increase in accounts receivable ($6 million).

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its
operations and capital expenditures.   Borrowing requirements for capital
expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of March 31, 1999, $198.5 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 1999, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of March 31, 1999, the outstanding balance on the debt was $29.3 million, of which $21.7 million was classified as long-term.

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

    CAPITAL EXPENDITURES. During the first quarter of 1999, the Company expended approximately $986,000, excluding capitalized interest, on capital projects.

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

      Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly at a substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there would be a material adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be approximately $1.5 million, of which more than half has been expended or committed to date. No reserve has been established. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures; however, it is anticipated that by mid 1999 all critical systems will be remediated and under test internally or by independent outside verification.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes.

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

                                                     NEW CF&I, INC.


Date:  May 13, 1999                            /s/  Christopher D. Cassard
                                               ------------------------------
                                                   Christopher D. Cassard
                                                    Corporate Controller


                                                    CF&I STEEL, L.P.
                                                   By:  New CF&I, Inc.
                                                     General Partner



Date:  May 13, 1999                            /s/ Christopher D. Cassard
                                               ------------------------------
                                                  Christopher D. Cassard
                                                    Corporate Controller
                                                      New CF&I, Inc.