Form 10-Q
period 1999-06-30
NEW CF&I INC; CF&I STEEL L P
filed 1999-08-17
CIK 1008915, 1008914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                               ------------------------------------------------
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

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                      INDEX

                                                                           Page
                                                                           ----
PART I.    FINANCIAL  INFORMATION

           Item 1.    Financial Statements - New CF&I, Inc.
                                             --------------

                      Consolidated Balance Sheets
                         June 30, 1999 (unaudited)
                         and December 31, 1998 ...............................2

                      Consolidated Statements of Income
                         Three months and six months ended June 30, 1999
                         and 1998 (unaudited).................................3

                      Consolidated Statements of Cash Flows
                         Six months ended June 30, 1999
                         and 1998 (unaudited).................................4

                      Notes to Consolidated Financial
                         Statements (unaudited).............................5-7

                      Financial Statements - CF&I Steel, L.P.
                                             ----------------

                      Balance Sheets
                         June 30, 1999 (unaudited)
                         and December 31, 1998 ...............................8

                      Statements of Operations
                         Three months and six months ended June 30, 1999
                         and 1998 (unaudited).................................9

                      Statements of Cash Flows
                         Six months ended June 30, 1999
                         and 1998 (unaudited)............................... 10

                      Notes to Financial
                         Statements (unaudited)...........................11-12

           Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations  ............13-16

           Item 3.    Quantitative and Qualitative Disclosures about
                         Market Risk.........................................16


PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K.......................17


           SIGNATURES ...................................................... 17



                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                             June 30,     December 31,
                                                                               1999          1998
                                                                            ---------    -------------
                                                                           (Unaudited)

                                                      ASSETS
Current assets:
     Cash and cash equivalents                                              $       4       $      3
     Trade accounts receivable, net                                            27,271         32,259
     Inventories                                                               43,381         44,693
     Deferred tax asset                                                         5,048          5,048
     Other                                                                      2,141          1,794
                                                                            ---------       --------
          Total current assets                                                 77,845         83,797
                                                                            ---------       --------

Property, plant and equipment:
     Land and improvements                                                      3,574          3,574
     Buildings                                                                 18,525         18,525
     Machinery and equipment                                                  240,131        238,792
     Construction in progress                                                   2,526          1,991
                                                                            ---------       --------
                                                                              264,756        262,882
     Accumulated depreciation                                                 (55,140)       (48,012)
                                                                            ---------       --------
                                                                              209,616        214,870
                                                                            ---------       --------

Excess of cost over net assets acquired                                        34,413         34,923
Other assets                                                                   24,967         18,763
                                                                            ---------       --------
                                                                            $ 346,841       $352,353
                                                                            =========       ========
                                                    LIABILITIES
Current liabilities:
     Current portion of long-term debt                                      $   7,504       $  7,164
     Accounts payable                                                          25,354         39,593
     Accrued expenses                                                          20,703         21,755
                                                                            ---------       --------
          Total current liabilities                                            53,561         68,512
     Long-term debt                                                            27,183         31,023
     Long-term debt - Oregon Steel Mills, Inc.                                204,600        186,000
     Environmental liability                                                   30,850         30,850
     Deferred employee benefits                                                 6,884          6,748
                                                                            ---------       --------
                                                                              323,078        323,133
                                                                            ---------       --------
Redeemable common stock                                                        21,840         21,840
                                                                            ---------       --------
Contingencies (Note 3)
                                                 STOCKHOLDERS' EQUITY
Common stock                                                                        1              1
Additional paid-in capital                                                     16,603         16,603
Accumulated deficit                                                           (14,681)        (9,224)
                                                                            ---------       --------
                                                                                1,923          7,380
                                                                            ---------       --------
                                                                            $ 346,841       $352,353
                                                                            =========       ========


                The accompanying notes are an integral part of the consolidated financial statements.



                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)



                                                       Three Months Ended        Six Months Ended
                                                            June 30,                 June 30,
                                                     ----------------------   -----------------------
                                                         1999         1998         1999        1998
                                                     ---------    ---------   ----------    ---------

Sales                                                $  64,236    $  89,947    $ 135,958    $ 189,077

Costs and expenses:
     Cost of sales                                      63,082       82,860      126,565      170,768
     Settlement of litigation                           (3,684)          --       (3,684)          --
     Selling, general and administrative
          expenses                                       5,353        5,517       10,526       11,071
                                                     ---------    ---------    ---------    ---------
          Operating income (loss)                         (515)       1,570        2,551        7,238

Other income (expense):
     Interest and dividend income                           27            7           54           17
     Interest expense                                   (6,702)      (6,236)     (13,054)     (12,412)
     Minority interest                                     359          259          536          317
     Other income, net                                      95        4,645          188        4,744
                                                     ---------    ---------    ---------    ---------
          Income (loss) before income taxes             (6,736)         245       (9,725)         (96)

Income tax benefit (expense)                             3,315          (66)       4,268         (410)
                                                     ---------    ---------    ---------    ---------

     Net income (loss)                               $  (3,421)   $     179    $  (5,457)   $    (506)
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



                                                   NEW CF&I, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                             1999          1998
                                                                         -----------   -----------

Cash flows from operating activities:
    Net loss                                                              $  (5,457)   $    (506)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                       7,798        7,691
          Deferred income taxes                                              (4,271)        (464)
          Minority interest                                                    (536)        (317)
          Loss (Gain) on disposal of property, plant and equipment               43       (4,549)
          Changes in current assets and liabilities, net                     (8,687)        (824)
                                                                          ---------    ---------
            NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES                                                   (11,110)       1,031
                                                                          ---------    ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                              (1,976)      (4,791)
     Proceeds from disposal of property, plant and equipment                     --        4,831
     Other, net                                                              (2,013)          --
                                                                          ---------    ---------
            NET CASH PROVIDED BY (USED IN)INVESTING
               ACTIVITIES                                                    (3,989)          40
                                                                          ---------    ---------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                                85,000      122,384
     Payments to Oregon Steel Mills, Inc.                                   (66,400)    (120,384)
     Payment of long-term debt                                               (3,500)      (3,071)
                                                                          ---------    ---------
            NET CASH PROVIDED BY (USED IN)FINANCING
               ACTIVITIES                                                    15,100       (1,071)
                                                                          ---------    ---------

Net increase in cash and cash equivalents                                         1           --

Cash and cash equivalents at beginning of period                                  3            3
                                                                          ---------    ---------

Cash and cash equivalents at end of period                                $       4    $       3
                                                                          =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                 $  13,045    $  12,718





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

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1998 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    Inventories
      -----------

      Inventories consist of:

                                                June 30,           December 31,
                                                  1999                 1998
                                                --------           ------------
                                                       (In thousands)
       Raw materials                            $ 7,101              $ 9,318
       Semifinished product                      14,192               16,154
       Finished product                          13,220               11,200
       Stores and operating supplies              8,868                8,021
                                                -------              -------
                                                $43,381              $44,693
                                                =======              =======

3.    Contingencies
      -------------

      ENVIRONMENTAL. All material environmental remediation liabilities, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable cost within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

      The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company recorded a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed $36.7 million was the best estimate from a range of $23.1 million to $43.6 million. The Company estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated provided if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

      GUARANTEES. Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and CF&I guarantee the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets owned by the Company and CF&I, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by the accounts receivable and inventory of the Company and CF&I, and also guaranteed by the Company and CF&I.


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

      On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of June 1999, 117 former striking employees had returned to work as a result of their unconditional offer. Approximately 690 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act. CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 420 workers. However, the Union might assert that all unreinstated employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.

      In addition, during the union strike, 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company which provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W determined that the employees quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The Brotherhood of

      Maintenance of Way Employees, the National Conference of Firemen and Oilers, the United Transportation Union, and certain members of those organizations individually (collectively, "Plaintiffs") filed in 1998 assorted lawsuits in the U.S. District Court of Colorado against C&W claiming union members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The Plaintiffs demand reinstatement of the former employees, back pay and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount that would result from an adverse legal or arbitration decision.

4.   Settlement of Litigation
     ------------------------

     During the second quarter of 1999, the Company recorded a $3.7 million gain in operating income resulting from a settlements of litigation with a graphite electrode supplier.



                                     CF&I STEEL, L.P.
                                      BALANCE SHEETS
                                      (In thousands)

                                                                           June 30,    December 31,
                                                                             1999         1998
                                                                          ---------    ------------
                                                                         (Unaudited)

                                                ASSETS
Current assets:
     Cash and cash equivalents                                            $       1      $      --
     Trade accounts receivable, net                                          26,514         31,653
     Inventories                                                             43,210         44,516
     Other                                                                    1,881          1,603
                                                                          ---------      ---------
          Total current assets                                               71,606         77,772
                                                                          ---------      ---------

Property, plant and equipment:
     Land and improvements                                                    3,569          3,569
     Buildings                                                               18,419         18,419
     Machinery and equipment                                                237,630        236,288
     Construction in progress                                                 2,525          1,990
                                                                          ---------      ---------
                                                                            262,143        260,266
     Accumulated depreciation                                               (53,760)       (46,751)
                                                                          ---------      ---------
                                                                            208,383        213,515
                                                                          ---------      ---------

Excess of cost over net assets acquired                                      34,413         34,923
Other assets                                                                 15,022         13,089
                                                                          ---------      ---------
                                                                          $ 329,424      $ 339,299
                                                                          =========      =========

                                            LIABILITIES
Current liabilities:
     Current portion of long-term debt                                    $   7,504      $   7,164
     Accounts payable                                                        33,036         46,932
     Accrued expenses                                                        20,131         20,235
                                                                          ---------      ---------
          Total current liabilities                                          60,671         74,331
Long-term debt                                                               27,183         31,023
Long-term debt - Oregon Steel Mills, Inc.                                   204,600        186,000
Long-term debt - New CF&I, Inc.                                              21,755         21,755
Environmental liability                                                      30,850         30,850
Deferred employee benefits                                                    6,885          6,748
                                                                          ---------      ---------
                                                                            351,944        350,707
                                                                          ---------      ---------
Contingencies (Note 3)
                                           PARTNERS' DEFICIT
General partner                                                             (22,520)       (11,408)
                                                                          ---------      ---------
                                                                          $ 329,424      $ 339,299
                                                                          =========      =========


               The accompanying notes are an integral part of the financial statements.




                                CF&I STEEL, L.P.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                      Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
                                                   ----------------------     ----------------------
                                                        1999        1998         1999         1998
                                                   ---------    ---------    ---------    ----------

Sales                                              $  62,569    $  88,217    $ 132,606    $ 185,712

Costs and expenses:
     Cost of sales                                    61,490       81,430      123,437      167,872
     Settlement of litigation                         (3,684)          --       (3,684)          --
     Selling, general and administrative
          expenses                                     5,219        5,377       10,259       10,798
                                                   ---------    ---------    ---------    ---------
          Operating income (loss)                       (456)       1,410        2,594        7,042

Other income (expense):
     Interest and dividend income                          2            8            3           17
     Interest expense                                 (7,124)      (6,725)     (13,897)     (13,388)
     Other income, net                                    95        4,645          188        4,744
                                                   ---------    ---------    ---------    ---------
          Net loss                                 $  (7,483)   $    (662)   $ (11,112)   $  (1,585)
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



                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                               1999          1998
                                                                            -----------   ----------

Cash flows from operating activities:
    Net loss                                                                 $ (11,112)   $  (1,585)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                          7,672        7,556
          Other, net                                                                45       (4,549)
          Changes in current assets and liabilities, net                        (7,719)        (391)
                                                                             ---------    ---------
              NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES                                                      (11,114)       1,031
                                                                             ---------    ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                                 (1,972)      (4,791)
     Proceeds from disposal of property, plant and equipment                        --        4,831
     Other, net                                                                 (2,013)          --
                                                                             ---------    ---------
              NET CASH PROVIDED BY (USED IN) BY INVESTING
               ACTIVITIES                                                       (3,985)          40
                                                                             ---------    ---------

Cash flows from financing activities:
     Borrowings from Oregon Steel Mills, Inc.                                   85,000      122,384
     Payments to Oregon Steel Mills, Inc.                                      (66,400)    (120,384)
     Payment of long-term debt                                                  (3,500)      (3,071)
                                                                             ---------    ---------
              NET CASH PROVIDED BY (USED IN) BY FINANCING
               ACTIVITIES                                                       15,100       (1,071)
                                                                             ---------    ---------

Net increase in cash and cash equivalents                                            1           --
Cash and cash equivalents at beginning of year                                      --           --
                                                                             ---------    ---------
Cash and cash equivalents at end of year                                     $       1    $      --
                                                                             =========    =========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                  $  11,231    $  10,673






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


2.    Inventories
      -----------

      Inventories consist of:

                                              June 30,            December 31,
                                               1999                  1998
                                             ---------            ------------
                                                    (In thousands)

       Raw materials                          $ 7,101               $ 9,318
       Semifinished product                    14,192                16,154
       Finished product                        13,220                11,200
       Stores and operating supplies            8,697                 7,844
                                              -------               -------
                                              $43,210               $44,516
                                              =======               =======



3.     Contingencies
       -------------

       ENVIRONMENTAL. All material environmental remediation liabilities, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that may require different remediation methods or periods, and ultimately affect the total cost. The best estimate of the probable cost within a range is recorded. If there is no best estimate, the low end of the range is recorded, and the range is disclosed.

       In connection with the 1993 acquisition of the Pueblo, Colorado steel mill ("Pueblo Mill"), the Partnership accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Partnership believed $36.7 million was the best estimate from a range of $23.1 to $43.6 million. The Partnership's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The accrual includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Partnership and the Colorado Department of Public Health and Environment finalized a postclosure permit for historic hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, the Partnership must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The

       State of Colorado mandated that the schedule for corrective action could be accelerated provided if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 1999, the accrued liability was $32.8 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

       GUARANTEES. Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Partnership guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Partnership, excluding accounts receivable and inventory.

       In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders which is collateralized, in part, by the accounts receivable and inventory of the Partnership, and also guaranteed by the Partnership.

       LABOR DISPUTE. The labor contract at the Partnership expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike at the Partnership for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Partnership was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

       On December 30, 1997, the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of June 1999, 117 former striking employees had returned to work as a result of their unconditional offer. Approximately 690 former striking workers remain unreinstated ("Unreinstated Employees").

       On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against the Partnership, alleging violations of several provisions of the National Labor Relations Act. The Partnership not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge. The hearing concluded on February 25, 1999. The Administrative Law Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. Ultimate determination of the issue may well require action by an appropriate United States Court of Appeals. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay from the date of the Union's unconditional offer to return to work through the date of the adverse determination ("Backpay Liability"). The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers, currently approximately 420 workers. However, the Union might assert that all unreinstated employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition, each Unreinstated Employee has a duty to take reasonable steps to mitigate the Backpay Liability by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the extent to which interim earnings and failure to mitigate the Backpay Liability would affect the cost of an adverse determination.


4.    Settlement of Litigation
      ------------------------

       During the second quarter of 1999, the Partnership recorded a $3.7 million gain in operating income resulting from a settlement with a graphite electrode supplier.

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

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("Partnership"), a 95.2% owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo mill. For the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1999 and 1998, sales of the Partnership were 97.4 percent, 98.1 percent, 97.5 percent and 98.2 percent, respectively, of the consolidated sales of the Company. For the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1999 and 1998, cost of sales of the Partnership were 97.5 percent, 98.3 percent, 97.5, and 98.3 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    --------------------   --------------------

                                       1999        1998       1999      1998
                                    ---------   --------   --------   ---------
Tonnage sold:
     Rail                              73,700     84,800    168,700    183,000
     Rod and Bar                      107,400     88,900    200,500    185,200
     Seamless Pipe                      7,600     23,800     16,100     43,100
     Semifinished                       2,900     13,300      5,000     34,500
                                     --------   --------   --------   --------
          Total                       191,600    210,800    390,300    445,800
                                     ========   ========   ========   ========

Sales (in thousands):                $ 64,236   $ 89,947   $135,958   $189,077
Average selling price per ton:       $    335   $    427   $    348   $    424



    The Company's sales decreased 28.6 percent to $64.2 million in the second quarter of 1999 and decreased 28.1 percent to $136.0 million for the first six months of 1999, compared to the corresponding 1998 periods. The Company shipped 191,600 and 390,300 tons during the three and six month periods ended June 30, 1999, respectively, compared to 210,800 and 445,800 tons of product during the corresponding periods in 1998. The decrease in shipments was primarily due to a softening of demand for the Company's seamless pipe and rail products. Seamless pipe shipments decreased to 7,600 and 16,100 for the three and six month periods ended June 30, 1999, respectively compared to 23,800 and 43,100 tons for the corresponding 1998 periods. The decline in demand for seamless pipe caused the Company to temporarily shut down the seamless pipe mill. The seamless pipe market has been unfavorably affected by the lack of drilling activity and a decrease in US rig counts. There are no immediate plans to reopen the mill. Rail shipments decreased to 73,700 and 168,700 tons for the three and six month periods ended June 30, 1999, respectively, compared to 84,800 and 183,000 tons for the corresponding 1998 periods. The Company now expects to ship approximately 340,000 tons of rail during 1999 primarily due to cutbacks in customer rail programs.

      The Company's consolidated average selling price decreased $92 to $335 per ton for the second quarter of 1999 and decreased $76 to $348 per ton for the first six months of 1999, compared to the corresponding 1998 periods. The decrease in average selling price was primarily due to reduced average selling prices in rail and rod, the closure of the seamless mill and a resulting shift in product mix. Lower priced rod and bar products represented 56.1 percent and 51.4 percent, respectively, of the shipments for the three month and six month periods ended June 30, 1999, while seamless pipe, generally the highest priced product among the product lines, accounted for 4.0 percent and 4.1 percent for the same periods. For the corresponding periods in 1998, rod and bar products accounted for 42.2 percent and 41.5 percent, respectively, while seamless pipe represented 11.3 percent and 9.7 percent, respectively.

      The Company's gross profit for the three month and six month periods ended June 30, 1999 was 1.8 and 6.9 percent, respectively, compared to 7.9 percent and
9.7 percent for the corresponding 1998 periods. The gross profit decline in 1999 compared to 1998 was primarily due to losses in the seamless pipe business in 1999 and the subsequent shutdown and severance costs incurred in the temporary closure of the seamless pipe mill. The impact of this charge and operational losses in the seamless business were approximately $6.0 million and $8.0 million for the three months and six months ended June 30, 1999, respectively.

      The Company recorded a $3.7 million gain for the three months and the six months ended June 30, 1999, resulting from a settlements of litigation with a graphite electrode supplier.

      The Company's selling, general and administrative expenses decreased $164,000 and $545,000 respectively, for the three and six month periods ended June 30, 1999 from the corresponding 1998 periods, but increased as a percentage of sales to 8.3 percent and 7.7 percent in the three and six month periods ended June 30, 1999, respectively, from 6.1 percent and 5.8 percent for the corresponding 1998 periods. The dollar amount decrease was primarily due to a decrease in costs directly associated with the labor dispute in 1999 as compared to 1998.

    The Company's total interest cost for the three and six month periods ended June 30, 1999 was $7.2 million and $14.0 million, respectively, compared to $6.4 million and $12.7 million for the corresponding 1998 periods. The increased interest cost is primarily the result of higher average long-term debt during 1999.

    The Company's other income, net for the three and six month periods ended June 30, 1999, was $95,000 and $188,000, respectively, compared to $4.6 million and $4.7 million for the corresponding 1998 periods. Other income for 1998 was favorably impacted by a $4.5 million gain on the sale of the Pueblo Railroad Service, a rail welding business, recorded in the second quarter of 1998.

    The Company's effective income tax rates were 49.2 percent and 43.9 percent for the three and six month periods ended June 30, 1999, respectively, compared to 26.9 percent and 427.1 percent for the corresponding 1998 periods. The Company's effective income tax rates were 49.2 percent and 43.9 percent for the three and six month periods ended June 30, 1999, respectively, compared to 26.9 and 427.1 percent for the corresponding 1998 periods. The 1999 effective rates are greater than the statutory rate of 35 percent primarily due to expected reductions in state and foreign tax credits. The effective tax rate for the six months in 1998 was primarily due to the effect of a change in the estimate of the 1997 tax liability.

Liquidity and Capital Resources
-------------------------------

    Cash flow from operations for the six months ended June 30, 1999 was a decrease in cash of $11.1 million compared to an increase in cash of $1.0 million in the corresponding 1998 period. The major items affecting this $12.1 million decrease were an increased net loss in 1999 ($5.0 million), a greater increase in deferred income taxes ($3.8 million) and a decrease in accounts payable versus an increase in 1998 ($32.7 million). These cash uses were partially offset by decreases in accounts receivable and inventories versus increases in 1998 ($14.6 million and $6.0 million, respectively), a smaller decrease in accrued expenses ($6.0 million), and a decrease in gains on disposal of property, plant and equipment ($3.8 million).

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of June 30, 1999, $204.6 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 1999, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and the Partnership. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on April 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of June 30, 1999, the outstanding balance on the debt was $34.7 million, of which $27.2 million was classified as long-term.

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

    In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders which is partially collateralized by the accounts receivable and inventory of the Company and the Partnership, and also guaranteed by the Company and the Partnership.

     In addition, Oregon Steel maintains a $125 million credit agreement with a symdicate of lenders which is partially collateralized by the accounts receivable and inventory of the Company and the Partnership, and also guaranteed by the Company and the Partnership.

    CAPITAL EXPENDITURES. During the first six months of 1999, the Company expended approximately $1.8 million excluding capitalized interest, on capital projects.

    YEAR 2000. As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company's approach to the year 2000 issue is discussed below. The Company necessarily makes certain forward looking statements. There can be no assurance that actual results will not differ materially from the projections contained in the forward looking statements. Factors which may cause actual results to differ materially include, but are not limited to: failure of Company personnel and outside consultants to properly assess and address the Company's year 2000 issues; inaccurate or incomplete responses to questionnaires sent to third parties or inaccurate disclosure to third parties regarding the year 2000 issue; failure to address the year 2000 issue with all vendors, including utility vendors; infrastructure failures such as disruptions in the supply of electricity, gas, water or communications services, or major institutions, such as the government and banking systems; and failure of the Company to accurately predict the costs to address the year 2000 issues or the lost revenues related to the interruption in the Company's or its customers' businesses.

      The Company has identified risks from, among other causes, failure of internally-developed or purchased software and hardware in its information technology ("IT") systems, failure of process logic controller ("PLC") components of manufacturing equipment, and business or service interruptions of certain key customers and suppliers. In mid-1997, the Company began to inventory critical systems, assess the exposure to year 2000 failures, and replace or remediate IT and PLC systems as necessary. As of December 31, 1998, the inventory and assessment of IT and PLC systems was substantially complete, and investments had been made to replace or remediate critical IT systems and PLCs where there was an apparent risk of failure at the year 2000. Substantially all of the remaining remediation effort and testing is expected to be completed by the end of the third quarter of 1999. The most critical business systems have been recently functionally upgraded, or are in process of upgrade, and concurrently are becoming year

2000 compliant. The Company is soliciting written confirmations from key suppliers confirming that they are addressing their year 2000 issues.

      Although the potential effects of IT and PLC systems failures due to the year 2000 change are not predictable or quantifiable with any certainty, the Company expects that if a PLC failure occurred, the Company would still be able to continue its core production processes, although at a reduced rate and possibly at a substantially increased cost. Similarly, it is anticipated that any affected IT business systems which failed could be supplemented with manual and other procedures sufficient to continue operations, although at a reduced efficiency. In general, the Company's customers and sources of supply are sufficiently diverse to mitigate the effect on the Company of a supplier or customer experiencing year 2000 related failures. However, there would be a material adverse impact on the Company if any of its utility providers were significantly interrupted. The total cost of preparation for the year 2000 is expected to be approximately $1.5 million, of which more than three-quarters has been spent or committed to date. No reserve has been established. The Company's preparations have not included a specific contingency plan in the event of systems or supplier failures; however, it is anticipated that by the end of the third quarter 1999, all critical systems will be remediated and under test internally or by independent outside verification.


Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material change.

PART II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)   Exhibits


              27.1      Financial Data Schedule - New CF&I, Inc.
              27.2      Financial Data Schedule - CF&I Steel, L.P.
              99.1 Form of Credit Agreement between Oregon Steel Mills, Inc., as borrower, and the Lender party thereto and Material Differences Schedule. (Filed as exhibit
                        10.1 to Oregon Steel Mill, Inc. Form 10-Q dated June 30, 1999 and incorporated by reference herein.)**

        (b)   Reports on Form 8-K

              None

              **Certain exhibits and schedules to this Exhibit are omitted. A list of omitted Exhibits is provided in the Exhibit and the Registrant agrees to furnish supplementally to the Commission a copy of any omitted Exhibit or Schedule upon request.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NEW CF&I, INC.


Date:  August 13, 1999                         /s/ Christopher D. Cassard
                                           ---------------------------------
                                                    Christopher D. Cassard
                                                      Corporate Controller


                                                    CF&I STEEL, L.P.
                                                   By:  New CF&I, Inc.
                                                     General Partner


Date:  August 13, 1999                        /s/ Christopher D. Cassard
                                           ---------------------------------
                                                 Christopher D. Cassard
                                                   Corporate Controller
                                                       New CF&I, Inc.