Form 10-K
period 1999-12-31
NEW CF&I INC; CF&I STEEL L P
filed 2000-03-30
CIK 1008915, 1008914

March 30, 2000

NEW CF&I, INC.
A DELAWARE CORPORATION
1000 S.W. BROADWAY BLDG.
SUITE 2200
1000 S.W. BROADWAY
PORTLAND, OREGON   97205

Commission File No. 02-20781

Securities and Exchange Commission
Document Control
450 Fifth Street NW
Washington, D.C.   20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,

OREGON STEEL MILLS, INC.


/s/ L. Ray Adams
---------------------------------------------
L. Ray Adams
Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 30, 2000

CF&I STEEL, L.P.
A DELAWARE CORPORATION
1000 S.W. BROADWAY BLDG.
SUITE 2200
1000 S.W. BROADWAY
PORTLAND, OREGON   97205

Commission File No. 02-20779

Securities and Exchange Commission
Document Control
450 Fifth Street NW
Washington, D.C.   20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,

OREGON STEEL MILLS, INC.


/s/ L. Ray Adams
---------------------------------------------
L. Ray Adams
Vice President, Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                 NEW CF&I, INC.
          (Exact name of registrant as specified in its charter)
          Delaware                       02-20781              93-1086900
-------------------------------------------------------------------------------
(State or other jurisdiction of   (Commission File Number)    (IRS Employer
 incorporation or organization)                           Identification Number)

   1000 S.W.Broadway, Suite 2200, Portland, Oregon              97205
-------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)
                                 (503) 223-9228
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)
             Delaware                   02-20779              93-1103440
-------------------------------------------------------------------------------
(State or other jurisdiction of  (Commission File Number)     (IRS Employer
 incorporation or organization)                          Identification Number)

   1000 S.W. Broadway, Suite 2200, Portland, Oregon            97205
-------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)
                                 (503) 223-9228
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
     Title of each class                  Name of exchange on which registered
     -------------------                  ------------------------------------
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
                                                              Yes  X   No
                                                                  ---     ---

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                 Not Applicable

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 2000:

                                 NEW CF&I, INC.
                                 --------------

      COMMON STOCK, $1 PAR VALUE                           200
      --------------------------            --------------------------------
            (Title of Class)                  (Number of shares outstanding)
                      DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for Oregon Steel Mills, Inc. Annual Meeting of Stockholders to be held April 27, 2000 is incorporated by reference into Part III of this report.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                TABLE OF CONTENTS

ITEM
----                                                                     PAGE
                                                                         ----
                                     PART I

   1.     BUSINESS..........................................................1
              General.......................................................1
              Products......................................................2
              Raw Materials ................................................3
              Marketing and Customers.......................................3
              Competition and Other Market Factors..........................4
              Environmental Matters.........................................5
              Labor Dispute.................................................6
              Employees.....................................................7

   2.     PROPERTIES........................................................7

   3.     LEGAL PROCEEDINGS.................................................8

   4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8
              Executive Officers of the Registrant..........................9

                                     PART II

   5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS..................................10

   6.     SELECTED FINANCIAL DATA..........................................10

   7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................11

   7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK..................................................15

   8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................16

   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................44

                                    PART III

   10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.       AND EXECUTIVE COMPENSATION...................................45

   12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...............................................46

   13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................46

                                     PART IV

   14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K..........................................47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      New CF&I, Inc. ("Company") was incorporated in the State of Delaware on May 5, 1992 as a wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"). On March 3, 1993, the Company acquired a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I" or "Partnership"), a Delaware limited partnership. The remaining 4.8 percent interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). In 1997, Oregon Steel purchased the 4.8 percent interest owned by the PBGC, then subsequently sold .5 percent to a subsidiary of Nippon Steel Corporation ("Nippon"). The Company purchased the railroad business assets and CF&I purchased substantially all of the steelmaking, fabricating, and metals assets of CF&I Steel Corporation. These assets are located in Pueblo, Colorado ("Pueblo Mill"). The Pueblo Mill is a steel minimill which produces long-length, standard and head-hardened steel rails, seamless tubular goods ("seamless pipe"), wire rod, and bar products. The Pueblo Mill has melting capacity of approximately 1.2 million tons and finishing capacity of approximately 1.1 million tons. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM"). Due to adverse market conditions for tubular pipe products, the Company shut down operations at its seamless pipe mill in May 1999. There are no immediate plans to resume operations at the mill.

       In August of 1994, the Company sold a 10 percent equity interest in the Company to a subsidiary of Nippon. In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, Oregon Steel sold a 3 percent equity interest in the Company to two companies of the Nissho Iwai Group ("Nissho Iwai"), a Japanese trading company. Oregon Steel owns the remaining 87 percent of the Company.

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

      STEELMAKING. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods which allow the Company to cast directly into blooms. These improvements expanded the Pueblo Mill steelmaking capacity to 1.2 million tons, its current level of capacity.

      ROD AND BAR MILL. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities which resulted in significant inefficiencies as the Company shifted production between them in response to market conditions. In 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high-speed rod train capable of producing commodity and specialty grades of rod and bar products. Depending on product mix, the new combined facility has a capacity of up to 600,000 tons per year. These improvements enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes which the Company believes are preferred by many of its customers.

       RAIL MANUFACTURING. At the time of the Company's acquisition of CF&I, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, the Company invested in its railmaking capacity, entering into the agreement with Nippon for the license for the technology to produce DHH rail, and acquiring the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly the DHH rail usually has a corresponding higher average selling price. The Company believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

PRODUCTS

       The following chart identifies the Company's principal products and the primary markets for those products.

                             Products                       Markets
                             -------------                  -------------------

                             Rail                           Rail transportation

                             Wire rod                       Durable goods
                                                            Capital equipment

                             Bar products                   Construction
                                                            Durable goods
                                                            Capital equipment

       The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                                       TONS SHIPPED
                                           ---------------------------------
     PRODUCT CLASS                           1999          1998         1997
     -------------                         -------      --------    --------

     Rail                                  299,000       401,400      350,200
     Rod, Bar and Wire (FN1)               407,600       354,500      409,200
     Seamless Pipe (FN2)                    19,600        68,900      120,200
     Semifinished                            8,700        36,900       28,000
                                           -------       -------      -------
          Total Company                    734,900       861,700      907,600
                                           =======       =======      =======

(FN1) The Company sold its wire products production facility in June 1997.

(FN2) The Company suspended operation at the seamless pipe mill in May 1999.

       RAIL. The Company produces conventional, premium and head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two rail manufacturers in the United States. Rails are manufactured in the five most popular rail weights (115 lb/yard through 136 lb/yard), in 39 and 80 foot lengths. The primary customers for the Pueblo Mill's rail are the major western railroads. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened and other premium rail. The installation of the in-line head-hardening process was completed in 1996. In-line head-hardened rail is produced through a proprietary finishing technology, known as deep head-hardened or DHH technology, licensed from Nippon in connection with Nippon's investment in the Company. In 1999, the Company produced approximately 81,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. During 1998, the Pueblo Mill completed a rail dock expansion project which increased rail mill annual shipping capacity from 450,000 tons to over 500,000 tons.

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

       SEAMLESS PIPE. Until May 1999, the Company produced seamless casings, coupling stock and standard and line seamless pipe at the Pueblo Mill. The primary use of these products is in the transmission of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless pipe mill has the capacity to produce both carbon and heat-treated tubular products. The Company ceased production at its seamless mill during May 1999 due to adverse market conditions caused in large part by a lack of drilling activity and a decrease in U.S. rig counts. There are no immediate plans to resume operations at the mill. The Company continues to market a negligible quantity of semifinished seamless pipe, referred to as green tubes, to other tubular mills for processing and finishing.

RAW MATERIALS

       The Company's principal raw material for the Pueblo Mill is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, direct-reduction iron ("DRI"), hot briquetted iron ("HBI") and pig iron (collectively "alternative metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternative metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternative metallics are subject to market forces largely beyond the control of the Company including demand by domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternative metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternative metallics prices.

       The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steelmakers continue to expand scrap-based electric arc furnace capacity. For the foreseeable future, however, the Company believes that supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, while alternate metallics may not be cost competitive with steel scrap at present, a sustained increase in the price of steel scrap could result in increased implementation of these alternative materials.

       To reduce the effects of scrap price volatility and improve access to high-quality raw materials, the Company is seeking to decrease its dependence on steel scrap as an input for the production process by utilizing alternative metallics. The Company has successfully integrated alternative metallics into the production process as a low residual scrap substitute. The Company typically purchases alternative metallics on a contract basis (whereas scrap is typically purchased on the spot market), which limits the effects of price fluctuations experienced in the scrap market. To date, the Company has purchased substantially all of the HBI it has used from a single source, but it has no long-term contracts for material amounts of HBI. Pig iron is purchased from a variety of international producers.

     Since 1998, approximately 8 million tons of new HBI or DRI capacity has come on-line. During the steel market downturn in late 1998, it became evident to alternate metallics producers that they must be competitive. The Company expects that alternate metallics will be readily available over the next five years. Due to the increased capacity and present availability of alternate metallics, the Company intends to purchase on the spot market.

MARKETING AND CUSTOMERS

       Steel products are sold by the Company principally through its own sales organization. In addition to selling to customers who consume steel products directly, the Company sells steel products to steel service centers, distributors, processors and converters.

       The sales force is organized by product line. The Company has separate sales people for rod, bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 1999, the Company derived 14.9, 14.1 and 11.9 percent of its sales from Burlington Northern Southern Freight ("BNSF"), Union Pacific Railroad Co. and Davis Wire Corporation, respectively. Except for these contracts, the Company does not have any significant ongoing contracts with customers to purchase steel products, and orders placed with the Company generally are cancelable by the customer prior to production.

       The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

       The business is generally not subject to significant seasonal trends, with the exception of rail products. The Company does not have material contracts with the United States Government and does not have any major supply contracts subject to renegotiation.

       The primary customers for the Company's rail products are the major western railroads. Rail products are also sold directly to rail distributors, transit districts and short-line railroads. The Company believes its proximity to western rail markets benefits the Company's marketing efforts.

       The Company sells its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of its customers are located within Colorado and the western U.S.

       The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, the Company's participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents nearly two-thirds of total rod product shipments. Typical end uses of high carbon rod are spring wire, wire rope, tire bead and tire cord.

COMPETITION AND OTHER MARKET FACTORS

       The steel industry is cyclical in nature, and high levels of steel imports, worldwide production overcapacity and other factors have adversely affected the domestic steel industry in recent years. The Company also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, construction, rail transportation, agriculture and durable goods segments, as these industries are significant markets for the Company's products.

       Competition within the steel industry is intense. The Company competes primarily on the basis of product quality, price and responsiveness to customer needs. Many of the Company's competitors are larger and have substantially greater capital resources, more modern technology and lower labor and raw material costs than the Company. Moreover, U.S. steel producers have historically faced significant competition from foreign producers. The highly competitive nature of the industry, combined with excess production capacity in some products, results in significant sales pricing pressure for certain of the Company's products.

       The majority of current rail requirements in the United States are replacement rails for existing rail lines. However, some new lines are being constructed in heavy traffic areas of the United States. Imports have been a significant factor in the domestic premium rail market in recent years. The Company's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies, a subsidiary of Bethlehem Steel Corporation, is the only other domestic rail producer.

       The competition in bar products include a group of minimills that have a geographical location close to the markets in or around the Rocky Mountains. The Company's market for wire rod encompasses the western United States. Domestic rod competitors include GS Technologies, North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire and Northwestern Steel & Wire.

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

       The Clean Air Act Amendments of 1990 ("CAA") imposed responsibilities on many industrial sources of air emissions, including plants owned by the Company. In addition, the monitoring and reporting requirements of the law have subjected and will subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted an application in 1995 to the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V. Title V permits have been issued for portions of the Pueblo Mill, with permits for the remainder of the Pueblo Mill pending. The permits may be issued under conditions that would require the Company to incur substantial future capital expenditures directed at reducing air emissions.

     The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. The CDPHE has now filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to make remediation expenditures, accelerate or expand the capital expenditure program or a combination of any of the above. Although the amount can not presently be determined, it is likely that the Company will be required to make potentially material expenditures as a result of the action.

       The Environmental Protection Agency ("EPA") has communicated to the CDPHE that its interpretation of the CAA would be to require the Pueblo Mill to comply with New Source Performance Standards ("NSPS") of the CAA. The CDPHE had previously issued permits to the Pueblo Mill that did not require it to comply with NSPS. If the Pueblo Mill is required to implement NSPS, it will likely have to incur material capital expenditures to meet the new standards.

       It is unknown at present what the ultimate cost of adhering to the CAA will be. The impact of the CAA will depend on a number of site-specific factors, including but not limited to the quality of the air in the area where a plant is located. Regardless of the outcome of the matters discussed above, the Company anticipates that it will be required to make additional expenditures, and may potentially be required to pay higher fees to governmental agencies, as a result of the law and future laws regulating air emissions.

        In connection with the 1993 formation of CF&I and the acquisition of the CF&I interest by the Company, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo mill. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a ten-year postclosure permit for hazardous solid waste management units ("SWMUs") at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 SWMUs at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1999, 11 SWMUs have been closed with no further action needed. The CDPHE has stated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently known to exist. At December 31, 1999, the accrued liability was $33.4 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

       The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions existing at its properties and other similar matters are difficult to predict accurately. Environmental legislation and regulations and related administrative policies have changed rapidly in recent years, shifting the burden to the Industry. It is likely that the Company will be subject to increasingly stringent environmental standards in the future (including those under the CAA, the Clean Water Act Amendments of 1990, the stormwater permit program and toxic use reduction programs). It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters on an ongoing basis. Even though the Company has established certain reserves for environmental remediation as described above, there is no assurance regarding the cost of remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, necessitating further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved. There is no assurance that expenditures of the nature described above, or that liabilities resulting from hazardous substances located on the Company's property or used or generated in the conduct of its business, or resulting from actions, proceedings or claims relating to environmental matters, will not have a material adverse effect on the Company's consolidated financial condition, consolidated earnings or consolidated cash flows.

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

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of the end of December 1999, 152 former striking employees had returned to work as a result of their unconditional offer. Approximately 660 former striking workers remain unreinstated ("Unreinstated Employees").

       On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against the Company, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision which is automatically subject to appeal by either party to the NLRB in Washington, D.C. The ultimate determination of the issues may well require action by an appropriate United States appellate court.

       Among the issues pending in the litigation is CF&I's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. In the event there is an adverse determination of the issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers; however, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

       During the strike by the Union, 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and, accordingly, C&W declined to return those individuals to work. The unions representing these individuals have filed lawsuits or claims against C&W, claiming their members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount which would result from an adverse legal or arbitration decision.

EMPLOYEES

       As of December 31, 1999, the Company had approximately 700 full-time employees, of which approximately 580 work under collective bargaining agreements with several unions, including the Union. The Company and the Union were unable to agree on terms for a new labor agreement. See "Business-Labor Dispute". The Company has a profit participation plan for its employees which permits eligible employees to share in the pretax profits of CF&I.

ITEM 2.  PROPERTIES

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces for production of all raw steel, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semifinished steel, and three finishing mills for conversion of semifinished steel to a finished steel product. These finishing mills consist of a rail mill, seamless tube mill, and a rod and bar mill. In May 1999, CF&I shut down production at the seamless tube mill and does not have immediate plans to reopen the facility.

       At December 31, 1999, the Company had the following nominal capacities, which are affected by product mix:

                                                 PRODUCTION         1999
                                                  CAPACITY       PRODUCTION
                                                 ----------      ----------
                                                         (IN TONS)

             Melting.........................   1,200,000          753,100
             Finishing Mills (FN1)...........   1,050,000          741,800


(FN1) Excludes the production capacity of the seamless tube mill.

       Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. On June 19, 1996, Oregon Steel completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 ("Notes"). The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes. The Notes and guarantees are secured by a lien on substantially all of the property, plant and equipment of the Company and CF&I. (See Note 11 to the Company's Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

       See Part I, "Business - Environmental Matters", for discussion of enforcement actions being proposed by the State of Colorado's Department of Public Health and Environment against the Company.

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

       During March 2000, the Occupational Safety and Health Association ("OSHA") began an investigation of operating practices and procedures at CF&I. Management does not expect the outcome of this investigation to have a material adverse effect on the consolidated financial condition, consolidated earnings or consolidated cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were voted upon during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. CF&I has no independent executive officers.

      The name of each executive officer of the Company, age as of February 1, 2000, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                                   ASSUMED
                                                                   PRESENT
                                                                   EXECUTIVE
NAME                   AGE   POSITIONS                             POSITION
----                   ---   ---------                             ---------

Joe E. Corvin          55    Chairman of the Board,                May 1999
                             President and Chief
                             Executive Officer

L. Ray Adams           49    Vice President, Finance and           April 1994
                             Chief Financial Officer

David R. Smith         39    Vice President, General Manager       May 1999

Richard W. Persons     51    Vice President, Sales and Marketing   November 1999

LaNelle F. Lee         62    Corporate Secretary                   April 1994



      Each of the executive officers named above has been employed by the Company or Oregon Steel in an executive or managerial role for at least five years, with the exceptions of Messrs. Smith and Persons.

      Mr. Smith joined the Company in 1997 as a line manager, a position held until October 1998, when he assumed his current position as Vice President, General Manager of New CF&I, Inc. Prior to joining the Company, Mr. Smith was employed at Nucor Steel, Inc. for approximately 10 years.

      Mr. Persons joined the Company in November 1999 in his current capacity as Vice President, Sales & Marketing. Prior to joining the Company, Mr. Persons worked for Oregon Steel as a sales manager from 1997 to November 1999. Mr. Persons was employed at California Steel Industries from 1985 to 1997 as a senior sales representative.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Neither the Company's common stock nor CF&I's partnership interests are publicly traded. At December 31, 1999, the number of the Company's stockholders of record was 4. No dividends have been paid on the common stock.

ITEM 6.   SELECTED FINANCIAL DATA

      The financial data included in the table have been selected by the Company and have been derived from the consolidated financial statements for those years.

                                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------
                                               1999         1998           1997          1996          1995
                                            ---------     ---------     ----------    ---------     ---------
                                                     (In thousands, except ton and per ton amounts)
INCOME STATEMENT DATA:

Sales                                       $ 252,162     $ 355,636     $ 402,295     $ 393,696     $ 303,003
Cost of sales                                 234,837       319,792       368,869       361,465       279,099
Settlement of litigation                       (4,539)       (4,545)           --            --            --
Gain on sale of assets                             --        (4,746)       (2,228)           --            --
Selling, general and administrative
     expenses                                  19,462        23,376        23,800        17,600        17,159
Profit participation                               --           363         1,331           275           449
                                            ---------     ---------     ---------     ---------     ---------

          Operating income                      2,402        21,396        10,523        14,356         6,296
Other expense, net                            (25,572)      (25,200)      (23,566)      (22,144)      (11,436)
Minority interests                              1,200           560           882           607           497
Income tax benefit (expense)                    8,718          (439)        4,529         2,729         5,066
                                            ---------     ---------     ---------     ---------     ---------
          Net income (loss)                 $ (13,252)    $  (3,683)    $  (7,632)    $  (4,452)    $     423
                                            =========     =========     =========     =========     =========

BALANCE SHEET DATA  (AT DECEMBER 31):

Working capital                             $  11,949     $  15,285     $  14,906     $  49,210     $  47,504
Total assets                                  336,581       352,353       364,087       388,062       392,268
Current liabilities                            58,412        68,512        70,894        57,809        74,712
Long-term debt                                224,252       217,023       220,387       250,416       232,416
Total stockholders' equity (deficit)           (5,872)        7,380        11,063        18,695        23,168

OTHER DATA:

Depreciation and amortization               $  15,115     $  15,482     $  13,573     $  12,931     $   8,302
Capital expenditures                        $   3,417     $   6,415     $  12,846     $  35,060     $  61,406
Total tonnage sold                            734,900       861,700       907,600       893,200       640,200

Operating margin                                 1.0%          6.0%          2.6%          3.6%          2.1%
Operating income per ton sold                      $3           $25           $12           $16           $10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following information contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; potential equipment malfunction; work stoppages; plant construction and repair delays, and failure of the Company to accurately predict the impact of lost revenues associated with interruption of the Company's, its customers' or its suppliers' operations.

      The following table sets forth for the Company, for the periods indicated, the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                1999        1998        1997
                                               ------      ------      ------
INCOME STATEMENT DATA:

Sales                                          100.0%      100.0%      100.0%
Cost of sales                                    93.1        89.9        91.7
Settlement of litigation                         (1.8)       (1.3)          -
Gain on sale of assets                              -        (1.3)        (.5)
Selling, general and administrative expenses      7.7         6.6         5.9
Profit participation expense                        -          .1
                                                               --          .3
                                               ------      ------      ------
      Operating income                            1.0         6.0         2.6
Interest expense                                (10.4)       (7.2)       (6.4)
Other income, net                                  .2          .1          .6
Minority interests                                 .5          .2          .2
                                               ------      ------      ------
     Loss before income taxes                    (8.7)        (.9)       (3.0)
Income tax (expense) benefit                      3.4         (.1)        1.1
                                               ------      ------      ------
     Net income (loss)                           (5.3)%       (1.0)%      (1.9)%
                                               ======      =======     =======
BALANCE SHEET DATA:

Current ratio                                   1.2:1        1.2:1       1.2:1
Total debt as a percentage of capitalization     93.6%        88.5%       87.3%

     The following table sets forth for the Company, for the periods indicated, tonnage sold, revenue, average selling price per ton sold and other data:

                                             YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                           1999         1998       1997
                                       ----------     -------    -------
TONNAGE SOLD:

Rail                                    299,000       401,400    350,200
Rod, Bar and Wire                       407,600       354,500    409,200 (FN1)
Seamless Pipe                            19,600(FN2)   68,900    120,200
Semifinished                              8,700        36,900     28,000
                                        -------       -------    -------
        Total                           734,900       861,700    907,600
                                        =======       =======    =======

REVENUES:

Sales (in thousands)                   $252,162      $355,636   $402,295 (FN3)
Average selling price per ton sold     $    343      $    413   $    440 (FN4)
Operating income per ton sold          $      3      $     25   $     12
Operating margin                            1.0%          6.0%       2.6%


(FN1)  The Company sold the wire products production facility in June 1997.

(FN2)  The Company suspended operation at the seamless pipe mill in May 1999.

(FN3) Includes insurance proceeds of approximately $2.5 million as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.

(FN4) Excludes proceeds from the insurance settlement referred to in note (3) above.


      In addition to its ownership interest in CF&I, the Company owns Colorado & Wyoming Railway Company, a short-line railroad, serving principally the Pueblo Mill. For the years ended December 31, 1999, 1998 and 1997, sales of CF&I were 97.2, 98.1 and 98.5 percent, respectively, of the consolidated sales of the Company. For the years ended December 31, 1999, 1998 and 1997, cost of sales of CF&I were 97.2, 98.2 and 98.6 percent, respectively, of the consolidated cost of sales of the Company.

     CF&I's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible contract, on October 3, 1997 the Union initiated a strike. See Part I "Business - Labor Dispute". By the end of 1997, CF&I had brought the operations back up to pre-strike levels with management and replacement workers. Shipment levels and cost of operations in 1999 and 1998 were negatively impacted by reduced production levels and higher costs specifically related to the strike.

     During the fourth quarter of 1999, the Company shipped 163,200 tons with an average selling price of $340 per ton compared to 192,500 tons with an average selling price of $373 per ton during the fourth quarter of 1998. Decreased fourth quarter 1999 shipment levels are the result of decreased rail shipments partially offset by increased rod and bar shipments compared to the fourth quarter of 1998. Rail and rod and bar shipments were 59,000 tons and 101,800 tons, respectively, in the fourth quarter of 1999 compared to 97,000 tons of rail and 87,300 tons of rod and bar products in the fourth quarter of 1998. The reduced average selling price compared to 1998 is the result of the shift in product mix as rod and bar have a significantly lower selling price than that of rail. Rod and bar shipments represented 62.4 percent of total fourth quarter shipments for the Company as compared to 45.4 percent for the corresponding period in 1998.

     Gross profits as a percentage of sales for the fourth quarter of 1999 were
5.7 percent compared to 7.9 percent for the fourth quarter of 1998. Gross profit for the fourth quarter of 1999 was negatively impacted by the shift in product mix as discussed above, offset in part, by improved margins for rod and bar products. Rod and bar products not only have a lower average selling price than seamless pipe and rail products, but generally lower margins as well.

     The Company expects results of operations for 2000 to be positively impacted by improving market conditions for its rod and bar products, with gradual increases in average selling prices and improvement in gross margin throughout the year for these products. The Company anticipates that in 2000 it will ship nearly 300,000 tons of rail, and 490,000 tons of rod, bar, and semifinished products. The Company does not anticipate shipments of seamless pipe in 2000. These results are subject to risks and uncertainties, and actual results could differ materially.

COMPARISON OF 1999 TO 1998

     SALES. The Company's sales in 1999 of $252.2 million decreased 29.1 percent from sales of $355.6 million in 1998. Shipments decreased 14.7 percent to 734,900 tons in 1999 from 861,700 tons in 1998. The average selling price in 1999 was $343 per ton versus $413 per ton in 1998. The decline in total shipments in 1999 is the result of reduced rail, seamless pipe and semi-finished product shipments partially offset by increased rod and bar shipments. In May of 1999, the Company suspended its seamless pipe operations due to poor market conditions. See Part I, "Business - Products". Lower rail shipments in 1999 were the result of reduced domestic demand for rail products.

     The decreased average selling price in 1999 is due to reduced pricing for most of the Company's products and reduced volumes of seamless pipe and rail shipments, which generally have higher average selling prices than the Company's other products. Shipments associated with rail and seamless pipe products represented 40.7 and 2.7 percent, respectively, of total 1999 shipments as compared to rail and seamless pipe product shipments in 1998, which represented
46.6 and 8.0 percent, respectively, of total 1998 shipments.

     GROSS PROFIT. The Company's gross profit as a percentage of sales for 1999 was 6.9 percent compared to 10.1 percent for 1998. Gross profit margins were negatively impacted by the lower average selling prices noted above, by losses in the seamless pipe business in 1999 and by the subsequent shutdown and severance costs incurred in the temporary closure of the seamless pipe mill. These decreases in gross profit were partially offset by improved margins for rod and bar and semi-finished products.

     SETTLEMENT OF LITIGATION. The Company recorded a $4.5 million gain for 1999 from litigation settlements with various graphite electrode suppliers. A settlement of similar claims totaled $4.5 million in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses for 1999 decreased $3.9 million compared to total 1998 expense of $23.4 million. The decrease in 1999 is due primarily to three factors; a decrease in costs specifically related to the labor dispute with the Union, a decrease in the 1999 employee benefit costs, and a reduction in the support workforce that occurred in the fourth quarter of 1998. The employee benefit costs in 1998 included a one-time charge for much of the costs associated with the Company's offering voluntary early retirement packages to certain management employees. A significant number of the employees accepted the packages, which led to the decrease in the average support workforce for 1999 as compared to the average support workforce for 1998. The percentage of SG&A expense to sales increased from 6.6 percent for 1998 to 7.6 percent for 1999 as a result of lower average selling prices and reduced shipments.

     INTEREST EXPENSE. Total interest cost for 1999 was $26.1 million, an increase of $537,000 compared to 1998. The increase in interest cost is primarily the result of increased debt levels in 1999. Capitalized interest associated with construction in progress was $230,000 and $376,000 for 1999 and 1998, respectively.

     INCOME TAXES. The Company's effective income tax rate for state and federal taxes was a benefit rate of 39.7 percent for 1999 compared to a tax rate of 13.5 percent for 1998. The effective tax rate for 1998 varied from the combined state and federal statutory rate due to an establishment of a $3.1 million valuation allowance for state tax credit carryforwards.

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

     The decrease in sales and shipments was primarily due to decreased shipments of seamless pipe and rod and bar products, partially offset by increased shipments of rail products. The decreased average selling price for 1998 was due to reduced pricing in the Company's seamless pipe and rod products and reduced volumes of seamless pipe which has the highest average selling price of any of the Company's products. Reduced seamless pipe prices and volume were due to the low level of oil prices which reached a 20-year low and reduced U.S. rig counts which fell near all-time lows. The Company's rod product was severely impacted by the high level of imported rod shipments that entered the United States. Average rod pricing has declined over $60 a ton since the beginning of 1998.

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

     SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses for 1998 decreased $424,000 compared to 1997 but increased as a percentage of sales from 5.9 percent in 1997 to 6.6 percent in 1998. The percentage increase was due to strike related costs resulting from the labor contract dispute with the Union.

     PROFIT PARTICIPATION. Profit participation plan expense was $363,000 for 1998 compared to $1.3 million for 1997. The decrease in profit participation reflected the decrease in profitability of the Company in the first nine months 1998 compared to the corresponding 1997 period.

     INTEREST EXPENSE. Total interest cost for 1998 was $25.9 million, a decrease of $300,000 compared to 1997. The lower interest cost was primarily the result of reduced debt levels in 1998. Of the $25.9 million of interest cost in 1999, $376,000 was capitalized as part of construction in progress versus $435,000 in 1997.

    INCOME TAX EXPENSE. The Company's effective income tax rate for state and federal taxes was 13.5 percent for 1998 compared to a benefit rate of 37.2 percent for 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow used in 1999 operations was $4.5 million compared to $5.0 million cash provided by operations in 1998. The major items affecting this $9.5 million decrease was a larger net loss in 1999 ($9.6 million), an increase in the provision for deferred taxes ($8.0 million) and a decrease in accounts payable in 1999 versus an increase in 1998 ($10.3 million). These increases in cash used were partially offset by a larger gain on the sale of assets in 1998 ($4.7 million), a decrease in inventory in 1999 versus an increase in 1998 ($9.4 million) and a smaller decrease in accrued expenses in 1999 ($2.6 million).

      Since its acquisition by Oregon Steel in March 1993, CF&I has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of December 31, 1999, $201.1 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand is made, due December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although no repayments are expected in 2000, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs at interest rates or on terms as favorable to the Company as provided by Oregon Steel. Failure to obtain alternative financing would have a material adverse effect on the Company and CF&I.

      CF&I incurred term debt of $67.5 million as part of the purchase price of the Pueblo Mill in March 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of December 31, 1999, the outstanding balance on the debt was $31.0 million, of which $23.2 million was classified as long-term.

      Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes due 2003. The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and CF&I.

      Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is guaranteed by the Company and CF&I and collateralized, in part, by substantially all of the Company's and CF&I's inventory and accounts receivable.

      During 1999, the Company expended approximately $3.4 million, excluding capitalized interest, on its capital program. For 2000, the Company has budgeted, excluding capitalized interest, approximately $8.4 million for capital projects at its manufacturing facilities.

      The Company expects that anticipated needs for working capital and capital expenditures for 2000 will be met from funds generated from operations and available borrowing from Oregon Steel.

      YEAR 2000 ISSUES. In response to year 2000 compliance issues, the Company developed and executed a systematic approach to identifying and assessing potential year 2000 issues. The approach consisted of modifying or replacing equipment and software and performing testing to ensure that all information technology ("IT") systems and process logic controller ("PLC") components of manufacturing equipment were year 2000 compliant as modified, or that any failure to be year 2000 compliant would not have a material adverse impact on the Company. These procedures were completed in 1999. With the passage of most critical dates, including the commencement of the Company's 2000 fiscal year, and January 1, 2000, the Company has not experienced a significant disruption due to a failure of any IT or PLC system. The Company has not experienced a significant service interruption as a result of one of the Company's major suppliers or customers experiencing a serious disruption due to the year 2000 issue. Based on this experience, the Company does not expect a significant disruption in the future as a result of the year 2000 issue or the fact that 2000 is a leap year. Accordingly, the year 2000 issue has not had, nor is currently expected to have, a material adverse effect on the Company's consolidated financial conditions, consolidated earnings or consolidated cash flows.

      While management believes that the risk is low, it is early in the year 2000 and there is a possibility that a year 2000 compliance failure related to the Company's hardware or software systems may occur. The Company will continue to monitor its systems for such an occurrence. The Company incurred approximately $1.4 million associated with the year 2000 effort. The cost of the year 2000 effort has been funded through normal operating cash flows.

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

INTEREST RATE RISK

      Sensitivity analysis is used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of future cash flows related to these market sensitive instruments. The discount rates used for such present value computations were selected based on market interest rates in effect at December 31, 1999, plus or minus 10 percent.

      A 10 percent decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $4.7 million. A 10 percent increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $4.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of New CF&I, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(ii) on page 47 present fairly, in all material respects, the financial position of New CF&I, Inc. and its subsidiaries at December 31, 1999, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(v) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 26, 2000


                                                             NEW CF&I, INC.
                                                       CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                                                DECEMBER 31,
                                                                                  -----------------------------------
                                                                                     1999          1998        1997
                                                                                  ---------     --------     --------
                                                                ASSETS
Current assets:

   Cash and cash equivalents                                                      $       5     $      3     $      3
   Trade accounts receivable, less allowance
       for doubtful accounts of $638, $500,
       and $1,011                                                                    27,214       32,259       37,165
   Inventories                                                                       38,191       44,693       41,842
   Deferred tax asset                                                                 4,013        5,048        4,290
   Other                                                                                938        1,794        2,500
                                                                                  ---------     --------     --------
       Total current assets                                                          70,361       83,797       85,800
                                                                                  ---------     --------     --------

Property, plant and equipment:

   Land and improvements                                                              3,574        3,574        3,635
   Buildings                                                                         18,525       18,525       15,710
   Machinery and equipment                                                          242,634      238,792      231,159
   Construction in progress                                                           1,416        1,991        7,302
                                                                                  ---------     --------     --------
                                                                                    266,149      262,882      257,806
   Accumulated depreciation                                                         (61,845)     (48,012)     (34,485)
                                                                                  ---------     --------     --------
                                                                                    204,304      214,870      223,321
                                                                                  ---------     --------     --------
Cost in excess of net assets acquired, net                                           33,903       34,923       35,943
Other assets                                                                         28,013       18,763       19,023
                                                                                  ---------     --------     --------
                                                                                   $336,581     $352,353     $364,087
                                                                                  =========     ========     =========

                                                          LIABILITIES

Current liabilities:

   Current portion of long-term debt                                               $  7,861     $  7,164     $  7,373
   Accounts payable                                                                  32,680       39,593       36,728
   Accrued expenses                                                                  17,871       21,755       26,793
                                                                                   --------     --------     --------
       Total current liabilities                                                     58,412       68,512       70,894
Long-term debt                                                                       23,162       31,023       38,187
Long-term debt -- Oregon Steel Mills, Inc.                                          201,090      186,000      182,200
Environmental liability                                                              30,850       30,850       32,941
Deferred employee benefits                                                            7,099        6,748        6,643
                                                                                   --------     --------     --------
                                                                                    320,613      323,133      330,865
                                                                                   --------     --------     --------
Minority interests                                                                       --           --          319
                                                                                   --------     --------     --------
Redeemable common stock, 26 shares
    issued and outstanding (Note 10)                                                 21,840       21,840       21,840
                                                                                   --------     --------     --------
Commitments and contingencies (Note 11)
                                                 STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $1 per share,
   1,000 shares authorized;  174 shares
   issued and outstanding                                                                 1            1            1
Additional paid-in capital                                                           16,603       16,603       16,603
Accumulated deficit                                                                 (22,476)      (9,224)      (5,541)
                                                                                   --------     --------     --------
                                                                                     (5,872)       7,380       11,063
                                                                                   --------     --------     --------
                                                                                   $336,581     $352,353     $364,087
                                                                                   ========     ========     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                              FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1999         1998         1997
                                            ---------    ---------    ---------

Sales                                       $ 252,162    $ 355,636    $ 402,295
                                            ---------    ---------    ---------
Costs and expenses:
     Cost of sales                            234,837      319,792      368,869
     Settlement of litigation                  (4,539)      (4,545)          --
     Gain on sale of assets                        --       (4,746)      (2,228)
     Selling, general and administrative       19,462       23,376       23,800
     Profit participation                          --          363        1,331
                                            ---------    ---------    ---------
                                              249,760      334,240      391,772
                                            ---------    ---------    ---------

          Operating income                      2,402       21,396       10,523

Other income (expense):

     Interest and dividend income                 100           33           57
     Interest expense                         (26,092)     (25,555)     (25,790)
     Minority interests                         1,200          560          882
     Other, net                                   420          322        2,167
                                            ---------    ---------    ---------

         Loss before income taxes             (21,970)      (3,244)     (12,161)

Income tax benefit (expense)                    8,718         (439)       4,529
                                            ---------    ---------    ---------

          NET LOSS                          $ (13,252)   $  (3,683)   $  (7,632)
                                            =========    =========    =========






               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                                       NEW CF&I, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (IN THOUSANDS EXCEPT SHARES)

                                                                                            RETAINED
                                                                        ADDITIONAL          EARNINGS
                                                 COMMON STOCK            PAID-IN          (ACCUMULATED
                                          -----------------------
                                            SHARES        AMOUNT         CAPITAL            DEFICIT)          TOTAL
                                          ---------      --------       ----------        ------------       -------

BALANCES, DECEMBER 31, 1996                  174          $   1           $16,603            $ 2,091         $18,695

     Net loss                                                                                 (7,632)         (7,632)
                                          ------         ------           -------            -------         -------
BALANCES, DECEMBER 31, 1997                  174              1            16,603             (5,541)         11,063

     Net loss                                                                                 (3,683)         (3,683)
                                          ------         ------           -------            -------         -------
BALANCES, DECEMBER 31, 1998                  174              1            16,603             (9,224)          7,380

     Net loss                                                                                (13,252)        (13,252)
                                          ------       --------          --------           --------        --------
BALANCES, DECEMBER 31, 1999                  174       $      1          $ 16,603           $(22,476)       $ (5,872)
                                          ======       ========          ========           ========        ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                                       NEW CF&I, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                                1999         1998        1997
                                                                            ----------   ----------   ----------
Cash flows from operating activities:
   Net loss                                                                 $ (13,252)   $  (3,683)   $  (7,632)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                        15,115       15,482       13,573
          Deferred income taxes                                                (8,338)        (367)      (2,076)
          Gain on sale of property, plant and equipment                            --       (4,746)      (2,228)
          Minority interest                                                    (1,200)        (560)        (882)
          Other                                                                    68         (212)         422
          Changes in operating assets and liabilities:
              Trade accounts receivable                                         5,045        4,905       12,215
              Inventories                                                       6,502       (2,851)       8,735
              Accounts payable                                                 (6,913)       3,404        3,517
              Accrued expenses and deferred employee benefits                  (2,333)      (4,932)      10,093
              Other                                                               833       (1,407)        (104)
                                                                            ---------    ---------    ---------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (4,473)       5,033       35,633
                                                                            ---------    ---------    ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                                 (3,417)      (6,415)     (12,846)
    Proceeds from disposal of property, plant and  equipment                       --        4,980        6,607
    Other, net                                                                    (34)         (25)        (164)
                                                                            ---------    ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES                                      (3,451)      (1,460)      (6,403)
                                                                            ---------    ---------    ---------

Cash flows from financing activities:

     Borrowings from Oregon Steel Mills, Inc.                                 180,928      232,653      190,789
     Payments to Oregon Steel Mills, Inc.                                    (165,838)    (228,853)    (214,289)
     Payment of long-term debt                                                 (7,164)      (7,373)      (5,730)
                                                                            ---------    ---------    ---------
     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                                   (7,926)      (3,573)     (29,230)
                                                                            ---------    ---------    ---------

Net increase in cash and cash equivalents                                           2           --           --
Cash and cash equivalents at beginning of year                                      3            3            3
                                                                            ---------    ---------    ---------

Cash and cash equivalents at end of year                                    $       5    $       3    $       3
                                                                            =========    =========    =========

Supplemental disclosures of cash flow information:
Cash paid for:
         Interest                                                           $  26,217    $  26,885    $  26,583
         Income tax paid to parent company                                  $     574    $      --    $      --


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

     New CF&I, Inc. was incorporated in the State of Delaware on May 5, 1992, as a wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel").

     On March 3, 1993, the Company (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and, (2) as the general partner, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I"). The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("PBGC") as a limited partner. On October 1, 1997, Oregon Steel purchased PBGC's interest in CF&I, and subsequently sold 0.5 percent to another New CF&I, Inc. shareholder.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the 95.2 percent interest in the CF&I and the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash in high credit quality investments and limits the amount of credit exposure by any one financial institution. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on the Company's trade receivables is reduced by ongoing credit evaluation of its customers' financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

     Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, including interest capitalized during construction of $230,000, $376,000 and $435,000 in 1999, 1998 and 1997, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $6.9 million, $5.9 million and $4.9 million in 1999, 1998 and 1997, respectively. The carrying value of costs in excess of net assets acquired will be reviewed and adjusted if the facts and circumstances suggest that they may be impaired.

OTHER ASSETS

     Included in other assets are net water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

INCOME TAXES

     Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Income taxes are allocated in accordance with a tax allocation agreement between Oregon Steel and the Company, which provides for taxes on a separate return basis. A consolidated tax return is filed by Oregon Steel.

     State tax credits are accounted for using the flow-through method whereby the credits reduce income taxes currently payable and the provision for income taxes in the period earned. To the extent such credits are not currently utilized on a separate return basis, deferred tax assets are recognized.

    A valuation allowance is established for deferred tax assets when it is more likely than not that the asset will not be realized.

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

NEW ACCOUNTING STANDARD

     The adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) issued
------------------------------------------------------------
by the Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to not have a significant effect on the Company's results of operations or its financial position.

3.   INVENTORIES

       Inventories were as follows at December 31:

                                          1999           1998          1997
                                        -------        -------       -------
                                                    (In thousands)

     Raw materials                      $10,504         $9,318       $15,051
     Semifinished product                 6,439         16,154        13,840
     Finished product                    13,348         11,200         3,868
     Stores and operating supplies        7,900          8,021         9,083
                                        -------        -------       -------
          Total inventory               $38,191        $44,693       $41,842
                                        =======        =======       =======


4.   SUPPLEMENTAL CASH FLOW INFORMATION

     At December 31, 1998 and 1997, the Company acquired property, plant and equipment for $529,000 and $586,000, respectively, which were included in accounts payable.

5.  ACCRUED EXPENSES

     Accrued expenses include deferred revenues and accrued vacation of $4.0 million and $3.4 million, respectively, at December 31, 1997.


6.  DEBT AND FINANCING ARRANGEMENTS

     CF&I incurred term debt of $67.5 million as part of the purchase price of the Pueblo, Colorado steel mill ("Pueblo Mill") in March 1993. This debt is without stated collateral and is payable over 10 years at 9.5 percent. As of December 31, 1999, the outstanding balance on the debt was $31.0 million, of which $23.2 million was classified as long-term.

     Borrowing requirements for capital expenditures and working capital have been provided through a revolving loan from Oregon Steel to CF&I. The loan includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due December 31, 2002, but is not expected to be repaid in 2000. Interest on the principal amount of the loan is paid on a monthly basis. See Note 13.

     As of December 31, 1999, principal payments on long-term debt are due as follows (in thousands):

      2000  ......................................       $  7,861
      2001  ......................................          8,625
      2002  ......................................        210,554
      2003  ......................................          5,073
                                                         --------
                                                         $232,113
                                                         ========

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments at December 31 is as follows:

                                                1999                            1998                          1997
                                     ---------------------------      -------------------------    --------------------------
                                       Carrying           Fair          Carrying        Fair         Carrying        Fair
                                        Amount            Value          Amount         Value         Amount         Value

                                     -------------- ------------      ------------- -----------    ----------     -----------
                                                                          (In thousands)
Cash and cash equivalents             $     5           $     5       $     3        $     3         $     3        $     3
Long-term debt, including
     current portion                   31,023            28,598        38,187         34,589          45,560         42,677
Long-term debt -
     Oregon Steel Mills, Inc.         201,090           193,723       186,000        177,236         182,200        180,763


     The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of Long-term debt and Long-term debt - Oregon Steel Mills, Inc. are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

8.    INCOME TAXES

     The income tax benefit (expense) consists of the following:

                                           1999         1998           1997
                                          ------      -------        -------
                                                   (In thousands)

Current:
     Federal                              $ 387       $ (535)        $(1,149)
     State                                   (7)         (40)            (34)
                                          -----       ------         -------
                                            380         (575)         (1,183)
                                          -----       ------         -------

Deferred:
     Federal                              7,520         1,288           5,667
     State                                  818        (1,152)             45
                                         ------       -------        --------
                                          8,338           136           5,712
                                         ------       -------        --------
Income tax benefit (expense)             $8,718       $ (439)         $ 4,529
                                         ======       ======          =======

     A reconciliation of the statutory tax rate to the effective tax rate on loss before income taxes is as follows:

                                           1999            1998           1997
                                          ------          ------         ----

Federal                                    35.0%           35.0%           35.0%
State                                       3.7           (41.2)            3.4
Other                                       1.0            (7.3)           (1.2)
                                          -----          ------           -----
                                           39.7%          (13.5%)          37.2%
                                          =====          ======           =====

     The components of the net deferred tax assets and liabilities as of December 31 are as follows:

                                                1999         1998       1997
                                             ---------    --------    -------
                                                       (In thousands)

Net current deferred tax asset:
     Assets:
         Inventories                          $  1,384    $  1,621    $  1,704
         Accrued expenses                        2,385       3,234       2,266
         Accounts receivable                       244         193         320
                                              --------    --------    --------
Net current deferred tax asset                $  4,013    $  5,048    $  4,290
                                              ========    ========    ========

Net noncurrent deferred tax asset:
      Assets:
          Net operating loss carryforward     $ 52,825    $ 41,739    $ 33,512
          Environmental liability               12,473      12,790      12,829
          State tax credits                      5,383       5,403       4,891
          Other                                  3,648       2,790       2,441
                                              --------    --------    --------
                                                74,329      62,722      53,673
          Valuation allowance                   (3,106)     (3,106)         --
                                              --------    --------    --------
                                                71,223      59,616      53,673
                                              --------    --------    --------

       Liabilities:
          Property, plant and equipment         46,115      43,265      36,230
          Costs in excess of net assets
             acquired                           10,301      10,917      11,642
                                              --------    --------    --------
                                                56,416      54,182      47,872
                                              --------    --------    --------
Net noncurrent deferred tax asset             $ 14,807    $  5,434    $  5,801
                                              ========    ========    ========


     At December 31, 1999, the Company had state tax credits of $2.2 million, net of a valuation allowance of $3.1 million, related to enterprise zone credits for eligible completed capital projects, expiring 2002 through 2011. The valuation allowance has been recorded as management believes that it is more likely than not that future taxable income will be insufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.

     At December 31, 1999, the Company had $132.8 million in federal net operating loss carryforwards expiring in 2010 through 2019 that it expects to utilize through a tax sharing agreement with Oregon Steel. In addition, the Company has $124.6 million in state net operating loss carryforwards expiring in 2010 through 2019.

     At December 31, 1999, 1998 and 1997, the Company included in accounts payable amounts due to Oregon Steel of $32,000, $986,000 and $914,000, respectively, related to income taxes.

9.   EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of the eligible employees of the Company. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA.

     The following table sets forth the status of the plans and the amounts recognized as of December 31:

                                                            1999           1998            1997
                                                          -------        -------         -------
                                                                      (In thousands)
Change in benefit obligation
----------------------------
Projected benefit obligation at January 1                 $22,168        $14,242         $12,826
Service cost                                                1,476          1,202           2,224
Interest cost                                               1,462            987             997
Actuarial (gain) loss                                      (3,236)         3,361          (1,213)
Early retirement benefits                                       -          2,528               -
Benefits paid                                              (1,009)          (152)           (592)
                                                          -------        -------         -------
Projected benefit obligation at December 31                20,861         22,168          14,242
                                                          -------        -------         -------

Change in plan assets
---------------------
Fair value of plan assets at January 1                     17,806         13,643          10,449
Actual return on plan assets                                2,546          2,759           2,072
Company contribution                                          325          1,556           1,714
Benefits paid                                              (1,009)          (152)           (592)
                                                          -------        -------         -------
Fair value of plan assets at December 31                   19,668         17,806          13,643
                                                          -------        -------         -------

Projected benefit obligation in excess of plan assets      (1,193)        (4,362)           (599)
Unrecognized net (gain) loss                               (2,677)         1,666           (1,619)
                                                          -------        -------          -------
Pension liability recognized in consolidated balance
   sheet                                                  $(3,870)       $(2,696)         $(2,218)
                                                          =======        =======          =======

     Net pension cost was $1.5 million, $3.4 million and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1998, the Company offered a voluntary early retirement package to certain management employees at CF&I. As a result, the projected benefit obligation and the pension cost were increased by $2.5 million.

     Plan assets are invested in common stock and bond funds (98.0%) and marketable fixed income securities (2.0%) at December 31, 1999.

     The following table sets forth the significant actuarial assumptions for the Company's pension plans:

                                                     1999        1998      1997
                                                     -----      ------    ------
Discount rate                                         7.5%       6.8%      7.0%
Rate of increase in future compensation levels        4.0%       4.0%      4.0%
Expected long-term rate of return on plan assets      8.5%       8.5%      8.8%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

     The following table sets forth the status of the plans as of December 31:

                                                                     1999      1998       1997
                                                                  -------    -------    -------
                                                                          (In thousands)
Change in benefit obligation
----------------------------
Accumulated postretirement benefit obligation at January 1        $ 8,286    $ 7,303    $ 8,378
Service cost                                                          109         77        116
Interest cost                                                         541        488        577
Actuarial (gain) loss                                                 252        525     (1,565)
Plan amendments                                                       430        273         --
Benefits paid                                                        (439)      (380)      (203)
                                                                  -------    -------    -------
Accumulated postretirement benefit obligation at December 31        9,179      8,286      7,303
                                                                  -------    -------    -------
Accumulated benefit obligation in excess of plan assets            (9,179)    (8,286)    (7,303)
Unrecognized net loss                                               1,306      1,084        559
Unrecognized prior service cost                                       673        273         --
                                                                  -------    -------    -------
Postretirement liability recognized
     in consolidated balance sheet                                $(7,200)   $(6,929)   $(6,744)
                                                                  =======    =======    =======


     Net postretirement benefit cost was $710,000, $518,000 and $777,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent, 6.8 percent and 7.0 percent in 1999, 1998 and 1997, respectively.

PROFIT PARTICIPATION PLAN

     The Company has a discretionary profit participation plan under which it distributes quarterly to eligible employees 12 percent of CF&I's pretax income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the Company. The Company may modify, amend or terminate the plan at any time, subject to the terms of the various collective bargaining agreements.

THRIFT PLANS

     The Company has qualified Thrift (401(k)) plans for eligible employees under which the Company matches 25 or 50 percent, depending on plan, of the first 4 or 6 percent of the participants' deferred compensation. Company contribution expense in 1999, 1998 and 1997 was $262,000, $268,000 and $269,000,
respectively.

10.   SALES OF REDEEMABLE COMMON STOCK

     In June 1994, the Board of Directors approved an increase in the Company's authorized $1 par value common stock from 100 to 1,000 shares and declared an 80 percent stock dividend increasing Oregon Steel's holding of the Company's common stock to 180 shares. In August 1994, the Company sold a 10 percent equity interest to a subsidiary of Nippon Steel Corporation ("Nippon").

     In connection with the sale, the Company and Oregon Steel entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell, in certain circumstances, all, but not less than all, of its equity interest in the Company back to the Company at the then fair market value.

Those circumstances include, among other things, a change of control, as defined in the Company, certain changes involving the composition of the Company's board of directors, and the occurrence of certain other events that are within the control of the Company or Oregon Steel. Oregon Steel also agreed not to transfer voting control of the Company to a nonaffiliate except in those circumstances where Nippon is offered the opportunity to sell its interest in the Company to the transferee at the same per share price obtained by Oregon Steel. The Company retains a right of first refusal in the event that Nippon desires to transfer its interest in the Company to a nonaffiliate. During 1995, Oregon Steel sold a 3 percent equity interest in the Company to the Nissho Iwai Group ("Nissho Iwai") under substantially the same terms and conditions of the Nippon transaction. The Company believes that it is not probable that the conditions which would permit a stock redemption will occur.

11.     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     All material environmental remediation liabilities that are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggest different remediation methods or periods may be required, and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded, and the range is disclosed.

     In connection with the 1993 acquisition of the Pueblo Mill, the Company accrued a liability of $36.7 million for environmental remediation. The Company believed this amount was the best estimate from a range of $23.1 to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, the Company and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous solid waste management units ("SWMUs") at the Pueblo Mill. As part of the postclosure permit requirements, the Company must conduct a corrective action program for the 82 SWMUs at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1999, 11 SWMUs have been closed with no further action needed. The CDPHE mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 1999, the accrued liability was $33.4 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

     The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. The CDPHE has now filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to make remediation expenditures, accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

GUARANTEES

     Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and CF&I (collectively "Guarantors") guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

     In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors.

LABOR DISPUTE

     The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike of approximately 1,000 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees whom returned to work and salaried employees.

     On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of December 31, 1999, 152 former striking employees had returned to work as a result of the unconditional offer. Approximately 660 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998 the Regional Director of the National Labor Relations Board's ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions held in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

     Among the issues pending in the litigation is the Company's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

     During the strike by the Union, at CF&I, 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and accordingly, C&W declined to allow those individuals to return to work. The unions representing these individuals have filed lawsuits in the U.S. District Court of Colorado against C&W claiming their members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The unions demand reinstatement of the former employees, back pay, benefits and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise initiate further judicial proceedings. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount that would result from an adverse legal or arbitration decision.

OTHER CONTINGENCIES

     The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

12.  MAJOR CUSTOMERS

     During 1999, the Company derived 14.9, 14.1 and 11.9 percent of its sales from sales to its three most significant customers. During 1998 and 1997, the Company earned 18.0, 17.5 and 11.2 percent and 17.2, 12.9 and 10.8 percent, respectively, of its sales from sales to these same customers.

13.  RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

     The Company pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Company.

                                                            1999         1998           1997
                                                          -------       -------        ------
                                                                    (In thousands)

Oregon Steel administrative fees                          $ 3,377       $ 3,175        $ 4,196
Interest expense on notes payable to Oregon  Steel         22,963        21,777         21,691
Notes payable to Oregon Steel at December 31              201,090       186,000        182,200
Accounts payable to Oregon Steel at December 31             5,415         5,866          7,676

NIPPON STEEL CORPORATION

     In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, CF&I pays royalties to Nippon based on sales of DHH rail. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties.

                                                       1999       1998    1997
                                                      ------    -------  ------
                                                            (In thousands)

Payments to Nippon for the year ended December 31     $656        $672     $659
Accounts payable to Nippon at December 31              179         502      346


14.  UNUSUAL OR NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

     Operating income for 1999 and 1998 includes a $4.5 million gain in each year from a settlement of outstanding litigated claims with certain graphite electrode suppliers.



PROCEEDS FROM INSURANCE SETTLEMENT

     Sales for 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing the Company.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
of CF&I Steel, L.P.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(iv) on page 47 present fairly, in all material respects, the financial position of CF&I Steel, L.P. at December 31, 1999, 1998, and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(v) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of CF&I's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 26, 2000




                                                             CF&I STEEL, L.P.
                                                              BALANCE SHEETS
                                                              (IN THOUSANDS)



                                                                                             DECEMBER 31,
                                                                                 ----------------------------------
                                                                                   1999         1998         1997
                                                                                 --------     --------     --------

                                                            ASSETS

Current assets:
   Cash and cash equivalents                                                      $      2     $     --     $      --
   Trade accounts receivable, less allowance
       for doubtful accounts of $638, $500
       and $1,011                                                                   26,167       31,653       36,652
   Inventories                                                                      37,950       44,516       41,666
   Other                                                                               747        1,603        2,350
                                                                                  --------     --------     --------
       Total current assets                                                         64,866       77,772       80,668
                                                                                  --------     --------     --------

Property, plant and equipment:

   Land and improvements                                                             3,569        3,569        3,629
   Buildings                                                                        18,419       18,419       15,604
   Machinery and equipment                                                         240,131      236,288      228,656
   Construction in progress                                                          1,416        1,990        7,302
                                                                                  --------     --------     --------
                                                                                   263,535      260,266      255,191
   Accumulated depreciation                                                        (60,342)     (46,751)     (33,488)
                                                                                  --------     --------     --------
                                                                                   203,193      213,515      221,703
                                                                                  --------     --------     --------

Cost in excess of net assets acquired, net                                          33,903       34,923       35,943
Other assets                                                                        12,966       13,089       13,223
                                                                                  --------     --------     --------
                                                                                  $314,928     $339,299     $351,537
                                                                                  ========     ========     ========


                                                          LIABILITIES

Current liabilities:

   Current portion of long-term debt                                              $  7,861     $  7,164     $  7,373
   Accounts payable                                                                 40,834       46,932       41,489
   Accrued expenses                                                                 18,649       20,235       25,973
                                                                                  --------     --------     --------
       Total current liabilities                                                    67,344       74,331       74,835
Long-term debt                                                                      23,162       31,023       38,187
Long-term debt - Oregon Steel Mills, Inc.                                          201,090      186,000      182,200
Long-term debt - New CF&I, Inc.                                                     21,756       21,756       21,756
Environmental liability                                                             30,850       30,850       32,941
Deferred employee benefits                                                           7,099        6,747        6,643
                                                                                  --------     --------     --------
                                                                                   351,301      350,707      356,562
                                                                                  --------     --------     --------

Commitments and contingencies (Note 9)

                                                      PARTNERS' DEFICIT

Limited  partner                                                                        --           --          319
General partner                                                                    (36,373)     (11,408)      (5,344)
                                                                                  --------     --------     --------
   Total partners' deficit                                                         (36,373)     (11,408)      (5,025)
                                                                                  --------     --------     --------
                                                                                  $314,928     $339,299     $351,537
                                                                                  ========     ========     ========



               The accompanying notes are an integral part of the
                             financial statements.

                                CF&I STEEL, L.P.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                              FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                                1999        1998         1997
                                            ----------   ---------    ---------

Sales                                       $ 245,223    $ 348,765    $ 396,400
                                            ---------    ---------    ---------

Costs and expenses:

     Cost of sales                            228,376      314,099      363,878
     Settlement of litigation                  (4,539)      (4,545)          --
     Gain on sale of assets                        --       (4,746)      (2,228)
     Selling, general and administrative       18,935       22,841       23,257
     Profit participation                          --          362        1,331
                                            ---------    ---------    ---------
                                              242,772      328,011      386,238
                                            ---------    ---------    ---------

     Operating income                           2,451       20,754       10,162

Interest and dividend income                        7           33           56
Interest expense                              (27,843)     (27,478)     (27,875)
Other, net                                        420          308        2,168
                                            ---------    ---------    ---------
     NET LOSS                               $ (24,965)   $  (6,383)   $ (15,489)
                                            =========    =========    =========




               The accompanying notes are an integral part of the
                             financial statements.

                                CF&I STEEL, L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                              GENERAL       LIMITED
                                              PARTNER       PARTNER       TOTAL
                                             ---------    ----------   ---------

BALANCES, DECEMBER 31, 1996                  $  9,263     $    (10)    $  9,253

    Net loss                                  (14,607)        (882)     (15,489)
    Limited Partner purchase adjustment            --        1,211        1,211
                                             --------     --------     --------
BALANCES, DECEMBER 31, 1997                    (5,344)         319       (5,025)

    Net loss                                   (6,064)        (319)      (6,383)
                                             --------     --------     --------
BALANCES, DECEMBER 31, 1998                   (11,408)          --      (11,408)

    Net loss                                  (24,965)          --      (24,965)
                                             --------     --------     --------
BALANCES, DECEMBER 31, 1999                  $(36,373)    $     --     $(36,373)
                                             ========     ========     ========












                 The accompanying notes are an integral part of
                           the financial statements.



                                                    CF&I STEEL, L.P.
                                                STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                            1999         1998         1997
                                                                         ----------   ----------   ----------
Cash flows from operating activities:

   Net loss                                                              $ (24,965)   $  (6,383)   $ (15,489)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                     14,831       15,215       13,346
          Gain on sale of property, plant and equipment                         --       (4,746)      (2,228)
          Other                                                                 68       (1,758)        (789)
          Changes in operating assets and liabilities:

              Trade accounts receivable                                      5,486        4,999       12,266
              Inventories                                                    6,566       (2,850)       8,748
              Accounts payable                                              (6,098)       5,443        4,978
              Accrued expenses and deferred employee benefits               (1,234)      (5,634)       9,325
              Other                                                            833          747         (468)
                                                                         ---------    ---------    ---------
          NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                                          (4,513)       5,033       29,689
                                                                         ---------    ---------    ---------

Cash flows from investing activities:

    Additions to property, plant and equipment                              (3,377)      (6,415)     (11,258)
    Proceeds from disposal of property, plant
       and equipment                                                            --        4,980        6,607
    Other, net                                                                 (34)         (25)        (164)
                                                                         ---------    ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                             (3,411)      (1,460)      (4,815)
                                                                         ---------    ---------    ---------

Cash flows from financing activities:

     Borrowings from related parties                                       180,928      232,652      195,145
     Payments to related parties                                          (165,838)    (228,852)    (214,289)
     Payment of long-term debt                                              (7,164)      (7,373)      (5,730)
                                                                         ---------    ---------    ---------
          NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                                            7,926       (3,573)     (24,874)
                                                                         ---------    ---------    ---------

Net increase in cash and cash equivalents                                        2           --           --
Cash and cash equivalents at beginning of year                                  --           --           --
                                                                         ---------    ---------    ---------
Cash and cash equivalents at end of year                                 $       2    $      --    $      --
                                                                         =========    =========    =========

Supplemental disclosures of cash flow information:
              Cash paid for interest                                     $  26,217    $  26,885    $  26,583
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

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS

      CF&I Steel, L.P. ("CF&I") manufactures various specialty and commodity steel products in Pueblo, Colorado. Principal markets are steel service centers, steel fabricators, railroads, oil and gas producers and distributors, and other industrial concerns, primarily in the United States west of the Mississippi River. CF&I also markets products outside North America.

     On March 3, 1993, the inception date of CF&I's operations, New CF&I, Inc. ("Company"), a then wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and (2) as the general partner, acquired for $22.2 million a 95.2 percent interest in CF&I. The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("PBGC") with a capital contribution of an asset valued at $1.2 million. On October 1, 1997, Oregon Steel purchased PBGC's interest in CF&I, and subsequently sold 0.5 percent to another general partner shareholder.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term securities which have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject CF&I to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. CF&I places its cash in high credit quality investments and limits the amount of credit exposure by any one financial institution. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation insurance limit. Management believes that risk of loss on CF&I's trade receivables is reduced by ongoing credit evaluation of its customers' financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

     Inventories are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, including interest capitalized during construction of $230,000, $376,000 and $435,000 in 1999, 1998 and 1997, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvement are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $6.9 million, $5.9 million and $4.9 million in 1999, 1998 and 1997, respectively. The carrying value of costs in excess of net assets acquired will be reviewed if the facts and circumstances suggest that it may be impaired.

OTHER ASSETS

     Included in other assets are net water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

INCOME TAX

     The financial statements reflect no provision or liability for federal or state income taxes. Taxable income or loss of CF&I is allocated to the partners.

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

NEW ACCOUNTING STANDARD

     The adoption of Statement of Financial Accounting Standards No. 133 (SFAS
133), Accounting for Derivative Instruments and Hedging Activities issued by the
      ------------------------------------------------------------
Financial Accounting Standards Board (FASB) on June 15, 1998, is expected to not have a significant effect on CF&I's results of operations or financial position.

3.   INVENTORIES

     Inventories were as follows as of December 31:

                                              1999          1998        1997
                                             -------      -------     -------
                                                       (In thousands)

          Raw materials                      $10,504      $ 9,318     $15,051
          Semifinished product                 6,439       16,154      13,840
          Finished product                    13,348       11,200       3,868
          Stores and operating supplies        7,659        7,844       8,907
                                             -------      -------     -------
              Total inventory                $37,950      $44,516     $41,666
                                             =======      =======     =======


4.   SUPPLEMENTAL CASH FLOW INFORMATION

     At December 31, 1998 and 1997, CF&I acquired property, plant and equipment for $529,000 and $435,000, respectively, which was included in accounts payable.


5.   ACCRUED EXPENSES

     Accrued expenses include deferred revenues and accrued vacation of $4.0 million and $3.1 million, respectively, at December 31, 1997.


6.   DEBT AND FINANCING ARRANGEMENTS

     CF&I incurred term debt of $67.5 million as part of the purchase price of the Pueblo, Colorado steel mill ("Pueblo Mill") in March 1993. This debt is without stated collateral and is payable over 10 years with interest at

9.5 percent. As of December 31, 1999, the outstanding balance on the debt was $31.0 million, of which $23.2 million was classified as long-term.

     Borrowing requirements for capital expenditures and working capital have been provided through revolving loans from Oregon Steel and the Company. The loan from Oregon Steel includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due on December 31, 2002. The loan from the Company includes interest on the daily amount outstanding at the rate of 8.25 percent. The principal is due on demand or, if no demand, due on December 31, 2004. The loans are not expected to be repaid in 2000. Interest on the loans is paid on a monthly basis. See Note 11.

     As of December 31, 1999, principal payments on long-term debt are due as follows (in thousands):

      2000  ...................................................       $  7,861
      2001  ...................................................          8,625
      2002  ...................................................        210,554
      2003  ...................................................          5,073
      2004  ...................................................         21,756
                                                                      --------
                                                                      $253,869
                                                                      ========

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of CF&I's financial instruments at December 31 is as follows:

                                                1999                           1998                           1997
                                      -------------------------      -------------------------    ---------------------------
                                        CARRYING         FAIR         CARRYING         FAIR         CARRYING         FAIR
                                         AMOUNT          VALUE         AMOUNT          VALUE         AMOUNT          VALUE
                                      -------------- ----------      -------------- ----------    -------------- ------------
                                                                           (In thousands)
Cash and cash equivalents             $      2       $     2        $      -       $      -       $      -       $      -
Long-term debt, including
   current portion                      31,023         28,598         38,187         34,589         45,560         42,677
Long-term debt - Oregon
   Steel Mills, Inc.                   201,090        193,723        186,000        177,236        182,200        180,676
Long-term debt - New CF&I,
     Inc.                               21,756         15,767         21,756         15,003         21,756         17,064



     The fair value of Long-term debt, Long-term debt - Oregon Steel Mills, Inc. and Long-term debt - New CF&I, Inc. is estimated by discounting future cash flows based on CF&I's incremental borrowing rate for similar types of borrowing arrangements.

 8.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

     CF&I has noncontributory defined benefit plans covering all of the eligible employees. The plans provide benefits based on participants' years of service and compensation. CF&I funds at least the minimum annual contribution required by ERISA.

     The following table sets forth the status of the plans and the amounts recognized as of December 31:

                                                             1999           1998            1997
                                                           --------       --------       --------
                                                                       (In thousands)
Change in benefit obligation
----------------------------
Projected benefit obligation at January 1                  $ 22,168       $ 14,242       $ 12,826
Service cost                                                  1,476          1,202          2,224
Interest cost                                                 1,462            987            997
Actuarial (gain) loss                                        (3,236)         3,361         (1,213)
Early retirement benefits                                        --          2,528             --
Benefits paid                                                (1,009)          (152)          (592)
                                                           --------       --------       --------
Projected benefit obligation at December 31                  20,861         22,168         14,242
                                                           --------       --------       --------

Change in plan assets
---------------------
Fair value of plan assets at January 1                       17,806         13,643         10,449
Actual return on plan assets                                  2,546          2,759          2,072
Company contribution                                            325          1,556          1,714
Benefits paid                                                (1,009)          (152)          (592)
                                                           --------       --------       --------
Fair value of plan assets at December 31                     19,668         17,806         13,643
                                                           --------       --------       --------

Projected benefit obligation in excess of plan assets        (1,193)        (4,362)          (599)
Unrecognized net (gain) loss                                 (2,677)         1,666         (1,619)
                                                           --------       --------       --------
Pension liability recognized in balance sheet              $ (3,870)      $ (2,696)      $ (2,218)
                                                           ========       ========       ========


     Net pension cost was $1.5 million, $3.4 million and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1998, CF&I offered a voluntary early retirement package to certain management employees. As a result, the projected benefit obligation and the pension cost were increased by $2.5 million in 1998.

     Plan assets are invested in common stock and bond funds (98.0%), marketable fixed income securities (2.0%) at December 31, 1999.

     The following table sets forth the significant actuarial assumptions for CF&I's pension plans:

                                                      1999      1998      1997
                                                     ------   -------    ------


Discount rate                                         7.5%      6.8%      7.0%
Rate of increase in future compensation levels        4.0%      4.0%      4.0%
Expected long-term rate of return on plan assets      8.5%      8.5%      8.8%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service and retirement. The benefit plans are unfunded.

     The following table sets forth the status of the plans as of December 31:

                                                                       1999       1998       1997
                                                                     -------    -------    -------
                                                                             (In thousands)
Change in benefit obligation
----------------------------
Accumulated postretirement benefit obligation at January 1           $ 8,286    $ 7,303    $ 8,378
Service cost                                                             109         77        116
Interest cost                                                            541        488        577
Actuarial (gain) loss                                                    252        525     (1,565)
Plan amendments                                                          430        273         --
Benefits paid                                                           (439)      (380)      (203)
                                                                     -------    -------    -------
Accumulated postretirement benefit obligation at December 31           9,179      8,286      7,303
                                                                     -------    -------    -------

Accumulated benefit obligation in excess of plan assets               (9,179)    (8,286)    (7,303)
Unrecognized net loss                                                  1,306      1,084        559
Unrecognized prior service cost                                          673        273         --
                                                                     -------    -------    -------
Postretirement liability recognized in balance sheet                 $(7,200)   $(6,929)   $(6,744)
                                                                     =======    =======    =======


     Net postretirement benefit cost was $710,000, $518,000 and $777,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent, 6.8 percent and 7.0 percent in 1999, 1998 and 1997, respectively.

PROFIT PARTICIPATION PLAN

     CF&I has a discretionary profit participation plan under which it distributes quarterly to eligible employees 12 percent of its operating income after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of CF&I. CF&I may modify, amend or terminate the plan at any time, subject to the terms of the various collective bargaining agreements.

THRIFT PLANS

     CF&I has qualified Thrift (401(k)) plans for eligible employees under which CF&I matches 25 or 50 percent, depending on the plan, of the first 4 or 6 percent of the participants' deferred compensation. CF&I's contribution expense in 1999, 1998 and 1997 was $262,000, $268,000 and $269,000, respectively.

9.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     All material environmental remediation liabilities that are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that may require different remediation methods or periods, may be required, and affect the total cost. The best estimate of the probable loss within a range is recorded; however, if there is no best estimate, the low end of the range is recorded, and the range is disclosed.

     In connection with the 1993 formation of CF&I and the acquisition of CF&I by the Company, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous solid waste management units ("SWMUs") at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 SWMUs at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. As of December 31, 1999, 11 SWMUs have been closed with no further action needed. CDPHE has stated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than is currently known to exist. At December 31, 1999, the accrued liability was $33.4 million, of which $30.9 million was classified as noncurrent in the consolidated balance sheet.

     The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. The CDPHE has now filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to make remediation expenditures, accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

GUARANTEES

     Oregon Steel has outstanding $235 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. CF&I has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by substantially all the property, plant and equipment and certain other assets of CF&I, excluding its accounts receivable and inventory.

     In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by CF&I's accounts receivable and inventory, and is also guaranteed by CF&I.

LABOR DISPUTE

     CF&I's labor contract expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the United Steel Workers of America ("Union") initiated a strike for approximately 1,000 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees whom returned to work and salaried employees.

     On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of December 31, 1999, 152 former striking employees had returned to work as a result of their unconditional offer. Approximately 660 former striking workers remain unreinstated ("Unreinstated Employees").

     On February 27, 1998, the Regional Director of the National Labor Relations Board's ("NLRB") Denver office issued a complaint against CF&I alleging violations of several provisions of the National Labor Relations Act ("NLRA"). CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it is not obligated to displace the properly hired permanent replacement employees. On August 17, 1998 a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions held in the latter part of 1998 and early 1999, concluding on February 25, 1999. The Judge will render a decision that is automatically subject to appeal by either party to the NLRB in Washington, D.C. Ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

     Among the issues pending in the litigation is CF&I's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

OTHER CONTINGENCIES

     CF&I is also party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the financial condition of CF&I.

10.          MAJOR CUSTOMERS

     During 1999, CF&I derived 15.3, 14.5 and 12.3 percent of its sales from sales to its three most significant customers. During 1998 and 1997, CF&I earned 18.3, 17.8 and 11.4 percent and 17.5, 13.1 and 11.0 percent, respectively, of its sales from sales to these same customers.

11.          RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

     CF&I pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of CF&I.

                                                         1999       1998      1997
                                                       -------    -------    ------
                                                               (In thousands)

Oregon Steel administrative fees                      $  3,285   $  3,175     $  4,103
Interest expense on notes payable to Oregon  Steel      24,712     21,777       21,891
Debt payable to Oregon Steel at December 31            201,090    186,000      182,200
Accounts payable to Oregon Steel at December 31          5,628      5,866        7,676


NEW CF&I, INC.

     CF&I includes in costs of sales amounts related to transportation services provided by a subsidiary of the Company.


                                                        1999         1998         1997
                                                      --------     -------      -------
                                                                (In thousands)

Services from subsidiary of the Company                $ 3,513     $ 4,025      $ 4,191
Interest expense on notes payable to the Company         1,740       1,808        1,964
Accounts payable to the Company at December 31           2,672       3,400        2,657
Debt payable to the Company at December 31              21,756      21,756       21,756
Interest payable on that debt at December 31             8,283       6,838        5,034

NIPPON STEEL CORPORATION

     In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon Steel Corporation ("Nippon"). Additionally, CF&I pays royalties to Nippon based on DHH rail sales. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties.

                                                             1999        1998          1997
                                                            ------      ------        ------
                                                                     (In thousands)
     Payments to Nippon for the year ended December 31      $ 656        $672          $659
     Accounts payable to Nippon at December 31                179         502           346



12.  UNUSUAL OR NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

     Operating income for 1999 and 1998 includes a $4.5 million gain in each year resulting from a litigation settlement with certain graphite electrode suppliers.

PROCEEDS FROM INSURANCE SETTLEMENT

     Sales for 1997 include approximately $2.5 million of insurance proceeds as reimbursement of lost profits resulting from lost production during the third and fourth quarters of 1996 related to the failure of one of the power transformers servicing CF&I.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10. AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                   AND EXECUTIVE COMPENSATION

     The following table sets forth information with respect to each director of New CF&I, Inc. including their names and ages as of February 15, 2000, business experience during the past five years and directorships in other corporations. Directors are elected each year at the annual stockholders meeting.


                                            PRINCIPAL OCCUPATION AND                                                   DIRECTOR
    NAME                                   CERTAIN OTHER DIRECTORSHIPS                                    AGE           SINCE
    ----                                   ---------------------------                                    ---          --------
Joe E. Corvin                   Mr. Corvin is the Chairman of the Board of Directors, President and       54           1993
                                Chief Executive Officer of the Company. He served as President and
                                Chief Operating Officer of the Company from August 1996 to May 1999 and, prior to that, as Senior Vice President of Manufacturing and
                                Chief Operating Officer of the Company from March 1993 to August
                                1996.  He is the President and Chief Executive Officer of Oregon
                                Steel Mills. He was President and Chief Operating Officer of Oregon
                                Steel Mills since December 1996; prior to that, he served as Senior
                                Vice President for Oregon Steel Mills from July 1996.

L. Ray Adams                    Mr. Adams is the Vice President, Finance and Chief Financial              49           1993
                                Officer of the Company.  He served as a Director of Colorado &
                                Wyoming Railroad from March 1993 through March 1994.  He is also the Vice President, Finance and Chief Financial Officer of Oregon
                                Steel Mills.  He assumed these positions with Oregon Steel Mills in
                                April 1991.

LaNelle F. Lee                  Ms. Lee is the  Corporate  Secretary of the Company.  She has served      62           1999
                                in  this  position  since  1994.  Ms.  Lee  is the  Vice  President,
                                Administration  and Corporate  Secretary of Oregon Steel Mills,  for
                                which  she has  served  since  April  1997.  Ms.  Lee has  served as
                                Corporate Secretary for Oregon Steel Mills since 1994.

Masaki Sato                     Mr. Sato became the President and Chief Executive  Officer of Nippon      59           1998
                                Steel  U.S.A.,  Inc.  and  Executive   Counsellor  of  Nippon  Steel
                                Corporation  in April 1997. He served as General  Manager,  Tin Mill
                                Products  Sales  Division,  Flat Products Group of Nippon Steel from
                                July 1995 to April 1997. He also served as General  Manager,  Export
                                Division-II,  at Nippon  Steel's  head  office in Tokyo,  Japan from
                                June 1994 to July 1995.



      The following table sets forth the compensation paid to or accrued by the Company and its subsidiaries for the Chief Executive Officer and each of the four most highly paid executive officers of the Company and its subsidiaries as of December 31, 1999, and other individuals fitting such description, but not employed as such as of December 31, 1999. The Chief Executive Officer and certain other executive officers were paid by Oregon Steel. The compensation information relating to the named executive officers of the Company who are also named executives of Oregon Steel and Section 16 reporting compliance information as set forth under the captions "Executive Compensation," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider

Participation," "Board Compensation, Personnel and Succession Planning Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Oregon Steel Mills, Inc. Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated herein by reference. Executive officers of the Company are listed on page 9 of this Form 10-K.


                                                      SUMMARY COMPENSATION TABLE
                                             ANNUAL COMPENSATION(FN1)             ALL OTHER COMPENSATION(FN1)
                                        ----------------------------------      -----------------------------
               NAME AND                                                           THRIFT PLAN
          PRINCIPAL POSITION            YEAR         SALARY         BONUS       CONTRIBUTION(FN2)       OTHER
          ------------------            ----         ------       --------      ---------------         -----
   Thomas B. Boklund
   Chief Executive Officer

   Joe E. Corvin
   President and
      Chief Operating Officer

   L. Ray Adams
   Vice President,
      Finance and Chief
      Financial Officer

   LaNelle F. Lee
   Corporate Secretary

   David R. Smith                       1999         $188,333     $    -        $4,800                  $    -
   Vice President and
      General Manager

---------------

(1) Pension benefits accrued in 1999 are not included in this Summary Compensation Table.

(2) Matching contributions made by the Company on behalf of the named executive to the Company's Thrift Plan.

------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For related party transactions, see Note 13 to the Company's consolidated financial statements and Note 11 to CF&I's financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

                                                                                                                     PAGE
                                                                                                                     ----

     (A)              FINANCIAL STATEMENTS:
                      NEW CF&I, INC.

              (i)     Report of Independent Accountants - 1999, 1998 and 1997...................................       16
              (ii)    Consolidated Financial Statements:
                           Balance Sheets at December 31, 1999, 1998 and 1997...................................       17
                           Statements of Income for each of the three years
                               in the period ended December 31, 1999............................................       18
                           Statements of Changes in Stockholders' Equity for each of the
                               three years in the period ended December 31, 1999................................       19
                           Statements of Cash Flows for each of the three years
                               in the period ended December 31, 1999............................................       20
                           Notes to Consolidated Financial Statements...........................................       21

                      CF&I STEEL, L.P.

              (iii)   Report of Independent Accountants - 1999, 1998 and 1997...................................       32
              (iv)    Financial Statements:
                          Balance Sheets at December 31, 1999, 1998 and 1997....................................       33
                          Statements of Operations for each of the three years
                               in the period ended December 31, 1999............................................       34
                          Statements of Changes in Partners' Equity (Deficit)
                               for each of the three years in the period ended December 31, 1999................       35
                          Statements of Cash Flows for each of the three years
                               in the period ended December 31, 1999............................................       36
                          Notes to Financial Statements.........................................................       37
              (v)              Financial Statement Schedule for each of the
                               three years in the period ended December 31,
                               1999:

                          Schedule II - Valuation and Qualifying Accounts.......................................       48
              (vi)    Exhibits:  Reference is made to the list on page 49 of the exhibits filed with this report.

     (B)              REPORT ON FORM 8-K:

                      No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the year ended
                      December 31, 1999.





                                                            NEW CF&I, INC.
                                                           CF&I STEEL, L.P.
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                    FOR THE YEAR ENDED DECEMBER 31
                                                            (IN THOUSANDS)


                                                                               COLUMN C
                                                                 -------------------------
                                                  COLUMN B       ADDITIONS                                           COLUMN E
                                                 ----------                                                         ----------
                                                 BALANCE AT      CHARGED TO       CHARGED                           BALANCE AT
COLUMN A                                         BEGINNING       COSTS AND        TO OTHER         COLUMN D           END OF
--------                                                                                           ---------
CLASSIFICATION                                   OF PERIOD        EXPENSES        ACCOUNTS         DEDUCTIONS         PERIOD
--------------                                   ---------       ----------       --------         ----------       ----------

     1999
     ----
Allowance for doubtful accounts                    $ 500           $ 138            $  -              $    -          $ 638
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                    3,106               -               -                   -          3,106
     1998
     ----
Allowance for doubtful accounts                   $1,011            $  -            $  -              $(511)          $ 500
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                        -           3,106               -                   -          3,106
     1997
     ----
Allowance for doubtful accounts                     $455            $820            $  -             $ (264)         $1,011


  LIST OF EXHIBITS

  3.1 Certificate of Incorporation of New CF&I, Inc. (Filed as exhibit 3.1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  3.2            Amended and Restated Agreement of Limited Partnership of
                 CF&I Steel, L.P. dated as of March 3, 1993, by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit 28.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
  3.3 Bylaws of New CF&I, Inc. (Filed as exhibit 3.3 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.1 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as issuer; Chemical Bank, as trustee, and New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, with respect to 11% First Mortgage Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
  4.2 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.3 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.4 Form of Intercreditor Agreement. (Filed as exhibit 4.4 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.5 Form of Guarantee of First Mortgage Notes due 2003 (Filed as exhibit 4.1 to Form 8-A of New CF&I, Inc. and CF&I Steel, L.P., filed on May 31, 1996, and incorporated by reference herein.)
  4.6 Form of Promissory Note. (Filed as exhibit 4.2 to Form 8-A of CF&I Steel, L.P. filed on May 31, 1996 and incorporated by reference herein.)
 10.1 Asset Purchase Agreement dated as of March 3, 1993 among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, The Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit
                 2.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
 27.1            Financial Data Schedule of New CF&I, Inc.
 27.2            Financial Data Schedule of CF&I Steel, L.P.
 99.1 Form of Credit Agreement between Oregon Steel Mills, Inc., as the borrower, and the lender party thereto and Material Differences Schedule. Portions of this exhibit have been omitted pursuant to a confidential treatment request. (Filed as exhibit 10.1 to Oregon Steel Mills, Inc. Form 10-Q dated June 30, 1999 and incorporated by reference herein.)**

 **              Certain Exhibits and schedules to this Exhibit are omitted.
                 A list of omitted exhibits is provided in the Exhibit and the registrant agrees to furnish supplementally to the Commission a copy of any omitted Exhibit or schedule upon request

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                      NEW CF&I, INC.

                                      BY    /S/ JOE E. CORVIN
                                        ------------------------------------
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                      CF&I STEEL, L.P.

                                      BY:  NEW CF&I, INC.
                                           GENERAL PARTNER

                                      BY    /S/ JOE E. CORVIN
                                        ------------------------------------
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of New CF&I, Inc. and CF&I Steel, L.P. in the following capacities on the dates indicated.

           SIGNATURE              TITLE                               DATE
           ---------              -----                               ----

/s/  Joe E. Corvin      Chairman of the Board                     March 1, 2000
---------------------
(Joe E. Corvin)         President, Chief Executive
                        Officer and Director of New CF&I, Inc.
                        (Principal Executive Officer)

/s/  L. Ray Adams       Vice President, Finance,                  March 1, 2000
---------------------
(L. Ray Adams)          Chief Financial Officer and
                        Director of New CF&I, Inc.
                        (Principal Financial and Accounting
                        Officer)

/s/ LaNelle F. Lee      Corporate Secretary                       March 1, 2000
---------------------
(LaNelle F. Lee)        and Director of New CF&I, Inc.


/s/ Masaki Sato         Director of New CF&I, Inc.                March 1, 2000
---------------------
(Masaki Sato)