Form 10-Q
period 2000-03-31
NEW CF&I INC; CF&I STEEL L P
filed 2000-05-15
CIK 1008915, 1008914

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2000
                               ------------------------------------------------
                                                OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
                                 NEW CF&I, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                        02-20781                  93-1086900
-------------------------------------------------------------------------------
  (State or other jurisdiction of   (Commission File Number)     (IRS Employer
   incorporation or organization)                                Identification
                                                                 Number)

   1000 Broadway Building, Suite 2200, Portland, Oregon               97205
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
 (Former name, former address and former fiscal year, if changed since last report)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                          02-20779                  93-1103440
--------------------------------------------------------------------------------
(State or other jurisdiction of   (Commission File Number)       (IRS Employer
incorporation or organization)                                  Identification
                                                                     Number)

1000 Broadway Building, Suite 2200, Portland, Oregon               97205
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (503) 223-9228
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes   X   No
                                                         ----     ----

                                 NEW CF&I, INC.

                                CF&I STEEL, L.P.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.    FINANCIAL STATEMENTS - NEW CF&I, INC.
                                             --------------
                      Consolidated Balance Sheets
                         March 31, 2000 (unaudited) and December 31, 1999 .....2

                      Consolidated Statements of Income (unaudited)
                         Three months ended March 31, 2000 and 1999 ...........3

                      Consolidated Statements of Cash Flows (unaudited)
                         Three months ended March 31, 2000 and 1999 ...........4

                      Notes to Consolidated Financial Statements
                         (unaudited).........................................5-7

                      FINANCIAL STATEMENTS - CF&I STEEL, L.P.
                                             ----------------

                      Balance Sheets
                         March 31, 2000 (unaudited) and December 31, 1999 .....8

                      Statements of Operations (unaudited)
                         Three months ended March 31, 2000 and 1999 ...........9

                      Statements of Cash Flows (unaudited)
                         Three months ended March 31, 2000 and 1999...........10

                      Notes to Financial Statements (unaudited)............11-13

           Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations  .............14-15

           Item 3.    Quantitative and Qualitative Disclosures about
                         Market Risk..........................................15

PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings.......................................16

           Item 6.    Exhibits and Reports on Form 8-K........................16

                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        March 31,   December 31,
                                                          2000          1999
                                                       ----------   ------------
                                                       (Unaudited)

                                        ASSETS

   Current assets:
     Cash and cash equivalents                          $      5     $      5
     Trade accounts receivable, net                       25,092       27,214
     Inventories                                          38,288       38,191
     Deferred tax asset                                    4,010        4,013
     Other                                                   923          938
                                                        --------     --------
          Total current assets                            68,318       70,361
                                                        --------     --------

Property, plant and equipment:
     Land and improvements                                 3,574        3,574
     Buildings                                            18,525       18,525
     Machinery and equipment                             243,464      242,634
     Construction in progress                              1,224        1,416
                                                        --------     --------
                                                         266,787      266,149
     Accumulated depreciation                            (65,370)     (61,845)
                                                        --------     --------
                                                         201,417      204,304
                                                        --------     --------

Costs in excess of net assets acquired, net               33,648       33,903
Other assets                                              29,735       28,013
                                                        --------     --------
                                                        $333,118     $336,581
                                                        ========     ========


                                   LIABILITIES
Current liabilities:
     Current portion of long-term debt                  $  8,234     $  7,861
     Accounts payable                                     27,646       32,680
     Accrued expenses                                     17,895       17,871
                                                        --------     --------
          Total current liabilities                       53,775       58,412

Long-term debt                                            18,949       23,162
Long-term debt - Oregon Steel Mills, Inc.                208,845      201,090
Environmental liability                                   30,850       30,850
Deferred employee benefits                                 7,164        7,099
                                                        --------     --------
                                                         319,583      320,613
                                                        --------     --------
Redeemable common stock                                   21,840       21,840
                                                        --------     --------
Contingencies (Note 3)

                              STOCKHOLDERS' DEFICIT

Common stock                                                   1            1
Additional paid-in capital                                16,603       16,603
Accumulated deficit                                      (24,909)     (22,476)
                                                        --------     --------
                                                          (8,305)      (5,872)
                                                        --------     --------
                                                        $333,118     $336,581
                                                        ========     ========

         The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000             1999
                                                    -----------        ---------

Sales                                                  $ 65,696        $ 71,722
                                                       --------        --------

Costs and expenses:
     Cost of sales                                       59,084          63,483
     Selling, general and administrative
       expenses                                           4,203           5,173
                                                       --------        --------
                                                         63,287          68,656
                                                       --------        --------
          Operating income                                2,409           3,066
Other income (expense):
     Interest and dividend income                            31              27
     Interest expense, net                               (6,719)         (6,352)
     Minority interests                                     250             177
     Other, net                                              37              93
                                                       --------        --------
          Loss before income taxes                       (3,992)         (2,989)
Provision for income tax benefit                          1,559             953
                                                       --------        --------
     Net loss                                          $ (2,433)       $ (2,036)
                                                       ========        ========







         The accompanying notes are an integral part of the consolidated financial statements.




                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                    2000           1999
                                                              -------------      ---------

Cash flows from operating activities:

    Net loss                                                      $ (2,433)      $ (2,036)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
          Depreciation and amortization                              3,820          3,796
          Deferred income taxes                                     (1,761)          (969)
          Minority interests                                          (250)          (177)
          Other, net                                                    13             43
          Changes in operating assets and liabilities, net          (2,655)        (8,612)
                                                                  --------       --------
      NET CASH USED BY OPERATING ACTIVITIES                         (3,266)        (7,955)
                                                                  --------       --------

Cash flows from investing activities:

    Additions to property, plant and equipment                        (651)        (1,040)
    Other, net                                                           2             (5)
                                                                  --------       --------
      NET CASH USED BY INVESTING ACTIVITIES                           (649)        (1,045)
                                                                  --------       --------

Cash flows from financing activities:

    Borrowings from Oregon Steel Mills, Inc.                        77,831         45,300
    Payments to Oregon Steel Mills, Inc.                           (71,076)       (32,800)
    Payment of long-term debt                                       (3,840)        (3,499)
                                                                  --------       --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,915          9,001
                                                                  --------       --------

Net increase in cash and cash equivalents                               --              1
Cash and cash equivalents at beginning of period                         5              3
                                                                  --------       --------
Cash and cash equivalents at end of period                        $      5       $      4
                                                                  ========       ========

Supplemental disclosures of cash flow information:
Cash paid for:
       Interest                                                   $  7,372       $  7,209
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

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    BASIS OF PRESENTATION
      ---------------------

      The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("Company"). Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87 percent ownership interest in the Company. All significant intercompany balances and transactions have been eliminated. The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 1999 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    INVENTORIES
      -----------

      Inventories consist of:

                                                 March 31,         December 31,
                                                   2000                1999
                                                 ---------         ------------
                                                        (In thousands)

     Raw materials                               $ 8,584               $10,504
      Semifinished product                         5,848                 6,439
     Finished product                             16,329                13,348
     Stores and operating supplies                 7,527                 7,900
                                                 -------               -------
          Total inventory                        $38,288               $38,191
                                                 =======               =======


3.    CONTINGENCIES
      -------------

      ENVIRONMENTAL

      All material environmental remediation liabilities, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

      The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed this amount was the best estimate from a range of $23.1 to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than was presently believed to exist. At March 31, 2000, the accrued liability was $33.3 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. The CDPHE has now filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating procedures, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

      On April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver asserting that CF&I had violated the Clean Air Act Amendments ("CAA") of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. The Company does not believe as a matter of law that CF&I has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability in the event of an adverse finding.

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of March 31, 2000, 161 former striking employees had returned to work as a result of their unconditional offer. Approximately 640 former striking workers remain unreinstated ("Unreinstated Employees").

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

      Among the issues pending in the litigation is CF&I's motion asserting that the Judge should consider the Union's alleged NLRA violations and that the alleged misconduct should invalidate the Unreinstated Employees' right to reinstatement. In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable demands and compensation. It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

      During the strike by the Union at CF&I, 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, Inc. that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The unions representing these individuals have filed lawsuits in the U.S. District Court of Colorado against C&W claiming their members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The unions demand reinstatement of the former employees, back pay, benefits and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise initiate further judicial proceedings. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount that would result from an adverse legal or arbitration decision.

      GUARANTEES

      Oregon Steel has $228.3 million principal amount of 11% First Mortgage Notes ("Notes"), due 2003, payable to outside parties. The Company and CF&I (collectively, "Guarantors") guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors.

                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)

                                                     March 31,     December 31,
                                                       2000            1999
                                                     ---------     ------------
                                                    (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                        $      2       $      2
     Trade accounts receivable, net                     23,655         26,167
     Inventories                                        38,055         37,950
     Other                                                 531            747
                                                      --------       --------
          Total current assets                          62,243         64,866
                                                      --------       --------

Property, plant and equipment:
     Land and improvements                               3,569          3,569
     Buildings                                          18,419         18,419
     Machinery and equipment                           240,961        240,131
     Construction in progress                            1,224          1,416
                                                      --------       --------
                                                       264,173        263,535
     Accumulated depreciation                          (63,808)       (60,342)
                                                      --------       --------
                                                       200,365        203,193
                                                      --------       --------

Costs in excess of net assets acquired, net             33,648         33,903
Other assets                                            12,924         12,966
                                                      --------       --------
                                                      $309,180       $314,928
                                                      ========       ========


                                LIABILITIES
Current liabilities:
     Current portion of long-term debt                $  8,234       $  7,861
     Accounts payable                                   36,234         40,834
     Accrued expenses                                   18,737         18,649
                                                      --------       --------
          Total current liabilities                     63,205         67,344

Long-term debt                                          18,949         23,162
Long-term debt - Oregon Steel Mills, Inc.              208,845        201,090
Long-term debt - New CF&I, Inc.                         21,756         21,756
Environmental liability                                 30,850         30,850
Deferred employee benefits                               7,164          7,099
                                                      --------       --------
                                                       350,769        351,301
                                                      --------       --------

Contingencies (Note 3)

                                 PARTNERS'
                                  DEFICIT

General partner                                        (41,589)       (36,373)
                                                      --------       --------
                                                      $309,180       $314,928
                                                      ========       ========

                 The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)




                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2000         1999
                                                   -----------    -------------

Sales                                                  $63,892     $70,037
                                                       -------     -------

Costs and expenses:
     Cost of sales                                      57,895      61,947
     Selling, general and administrative
       expenses                                          4,055       5,040
                                                       -------     -------
                                                        61,950      66,987
                                                       -------     -------
          Operating income                               1,942       3,050

Other income (expense):
     Interest expense, net                              (7,196)     (6,773)
     Other, net                                             38          94
                                                       -------     -------
          Net loss                                     $(5,216)    $(3,629)
                                                       =======     =======

               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                      2000          1999
                                                                -----------   --------------

Cash flows from operating activities:

    Net loss                                                       $(5,216)       $(3,629)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization                              3,761          3,733
          Other, net                                                    13             43
          Changes in operating assets and liabilities, net          (1,824)        (8,102)
                                                                   -------        -------
      NET CASH USED IN OPERATING ACTIVITIES                         (3,266)        (7,955)
                                                                   -------        -------

Cash flows from investing activities:

    Additions to property, plant and equipment                        (651)        (1,040)
    Other, net                                                           2             (5)
                                                                   -------        -------
      NET CASH USED BY INVESTING ACTIVITIES                           (649)        (1,045)
                                                                   -------        -------

Cash flows from financing activities:

    Borrowings from related parties                                 78,831         45,300
    Payments to related parties                                    (71,076)       (32,800)
    Payment of long-term debt                                       (3,840)        (3,499)
                                                                   -------        -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      3,915          9,001
                                                                   -------        -------

Net increase in cash and cash equivalents                               --              1
Cash and cash equivalents at beginning of year                           2             --
                                                                   -------        -------
Cash and cash equivalents at end of year                           $     2        $     1
                                                                   =======        =======

Supplemental disclosures of cash flow information:
Cash paid for:
        Interest                                                   $ 7,372        $ 7,209
                                                                   =======        =======




               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION
      ---------------------

      The financial statements include the accounts of CF&I Steel, L.P. ("CF&I"). Oregon Steel Mills, Inc. ("Oregon Steel") owns an 87 percent interest in New CF&I, Inc. ("Company") which owns a 95.2 percent interest in CF&I. Oregon Steel also owns directly an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 1999 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

2.    INVENTORIES
      -----------

      Inventories consist of:
                                                 March 31,          December 31,
                                                   2000                 1999
                                                 ---------         -------------
                                                          (In thousands)

      Raw materials                                $ 8,584              $10,504
      Semifinished product                           5,848                6,439
      Finished product                              16,329               13,348
      Stores and operating supplies                  7,294                7,659
                                                   -------              -------
            Total inventory                        $38,055              $37,950
                                                   =======              =======

3.    CONTINGENCIES
      -------------

      ENVIRONMENTAL

      All material environmental remediation liabilities, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

      The Company owns a 95.2 percent interest in CF&I which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed this amount was the best estimate from a range of $23.1 to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than was presently believed to exist. At March 31, 2000, the accrued liability was $33.3 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. The CDPHE has now filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating procedures, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

      On April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver asserting that CF&I had violated the Clean Air Act Amendments ("CAA") of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. CF&I does not believe as a matter of law that it has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability as a result of such a finding in the event of an adverse finding.

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of March 31, 2000, 161 former striking employees had returned to work as a result of their unconditional offer. Approximately 640 former striking workers remain unreinstated ("Unreinstated Employees").

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

      GUARANTEES

      Oregon Steel has $228.3 million principal amount of 11% First Mortgage Notes ("Notes"), due 2003, payable to outside parties. CF&I guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of CF&I, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by CF&I's accounts receivable and inventory, and is guaranteed by CF&I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; potential equipment malfunction; work stoppages, and plant construction and repair delays, and failure of the Company to accurately predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2 percent owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo, Colorado steel mill ("Pueblo Mill"). For the three months ended March 31, 2000 and 1999, sales of CF&I were 97.3 percent and
97.7 percent, respectively, of the consolidated sales of the Company. For the three months ended March 31, 2000 and 1999, cost of sales of CF&I were 98.0 percent and 97.6 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2000               1999
                                                  ---------           --------

Tonnage sold:
     Rail                                            75,000             95,000
     Rod and Bar                                     94,600             93,100
     Seamless Pipe                                        -              8,500
     Semifinished                                    16,500              2,100
                                                   --------           --------
          Total                                     186,100            198,700
                                                   ========           ========

Sales (in thousands):                              $ 65,696           $ 71,722
Average selling price per ton:                     $    353           $    361


-------------------------


    The Company's sales for the first quarter of 2000 of $65.7 million decreased
8.4 percent from sales of $71.7 million in the first quarter of 1999. Shipments decreased 6.3 percent to 186,100 tons in the first quarter of 2000 from 198,700 tons in the first quarter of 1999. The decrease in shipments is a result of reduced rail shipments and a lack of seamless pipe shipments, partially offset by increased rod and bar and semifinished product shipments. The decrease in average selling price is a result of the shift in product mix as rod and bar and semifinished products have a significantly lower average selling price than that of rail and seamless pipe. However, increases in average rod and bar selling prices have partially offset the impact of this shift on overall average selling prices. Rod shipments during the first quarter of 2000 were 94,600 tons compared to 93,100 tons during the first quarter of 1999. The Company shipped 75,000 tons of rail during the first quarter of 2000 compared to 95,000 tons in the first quarter of 1999.

    The Company's gross profit for the first quarter of 2000 was $6.6 million or
10.1 percent compared to $8.2 million or 11.5 percent for the corresponding 1999 period. Gross profit was unfavorably affected by decreased profitability for rail products. This was partially offset by improvements in the profitability of rod and bar products, and the financial impact of shutting down the seamless mill, which had operated unprofitably for the first quarter in 1999, and was subsequently closed in May 1999.

The Company's selling, general and administrative expenses for the first quarter of 2000 decreased $970,000 from the corresponding 1999 period and decreased as a percentage of sales to 6.4 percent in the first quarter of 2000 from 7.2 percent for the corresponding 1999 period. The decrease in cost is due to lower volume of shipments and reduced shipping expenses as compared to the prior year.

    The Company's total interest cost was $6.7 million for the first quarter of 2000 compared to $6.4 million for the corresponding 1999 period.

    The Company's effective income tax rates were 39.1 percent and 31.9 percent for the three month period ended March 31, 2000 and 1999, respectively. The effective tax rate for the first quarters of 2000 and 1999 varied from the combined state and federal statutory rates due to miscellaneous adjustments to the Company's tax accounts.

Liquidity and Capital Resources
-------------------------------

    The Company's cash flow used by operations for the first quarter of 2000 was $3.3 million compared to $8.0 million in the first quarter of 1999. The major items affecting this $4.7 million decrease in cash used were a smaller increase in inventory for 2000 than for 1999 ($8.8 million), a larger decrease in accounts receivable for 2000 than for 1999 ($2.0 million), offset partially by a smaller increase in accrued expenses for 2000 than for 1999 ($3.4 million) and a larger decrease in accounts payable for 2000 than for 1999 ($2.0 million).

    During the first quarter of 2000, the Company expended approximately $651,000, excluding capitalized interest, on capital projects.

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of March 31, 2000, $208.8 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 2000, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and CF&I. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of March 31, 2000, the outstanding balance on the debt was $27.2 million, of which $18.9 million was classified as long-term.

    Oregon Steel has $228.3 million principal amount of 11% First Mortgage Notes ("Notes"), due 2003, payable to outside parties. The Company and CF&I (collectively, "Guarantors") have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the Guarantors' property, plant and equipment and certain other assets, excluding accounts receivable and inventory.

    In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and also guaranteed by the Guarantors.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes.

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             See Part 1, "Consolidated Financial Statements - Note 3, Contingencies" for discussion of litigation brought by the United Steel Workers of America alleging violations of the Clean Air Act Amendments of 1990 and incorporated by reference herein.

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

                                                             NEW CF&I, INC.

Date:  May 12, 2000                                    /s/  Jeff S. Stewart
                                                      --------------------------
                                                          Jeff S. Stewart
                                                        Corporate Controller


                                                            CF&I STEEL, L.P.
                                                           By:  New CF&I, Inc.
                                                             General Partner


Date:  May 12, 2000                                   /s/  Jeff S. Stewart
                                                     ---------------------------
                                                          Jeff S. Stewart
                                                       Corporate Controller
                                                          New CF&I, Inc.