Form 10-Q
period 2000-06-30
NEW CF&I INC; CF&I STEEL L P
filed 2000-08-15
CIK 1008915, 1008914

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2000
                               ------------------------------------------------
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

                                      INDEX

                                                                           Page
                                                                           ----

PART I.    FINANCIAL  INFORMATION

           Item 1.        FINANCIAL STATEMENTS - NEW CF&I, INC.
                                                 --------------

                          Consolidated Balance Sheets
                             June 30, 2000 (unaudited) and
                             December 31, 1999 ...............................2

                          Consolidated Statements of Income (unaudited)
                             Three months and six months ended
                             June 30, 2000 and 1999 ..........................3

                          Consolidated Statements of Cash Flows (unaudited)
                             Six months ended June 30, 2000 and 1999 .........4

                          Notes to Consolidated Financial Statements
                             (unaudited)....................................5-7

                          FINANCIAL STATEMENTS - CF&I STEEL, L.P.
                                                 ----------------

                          Balance Sheets
                             June 30, 2000 (unaudited) and
                             December 31, 1999 ...............................8

                          Statements of Operations (unaudited)
                             Three months and six months ended
                             June 30, 2000 and 1999 ..........................9

                          Statements of Cash Flows (unaudited)
                             Six months ended June 30, 2000 and 1999.........10

                          Notes to Financial Statements (unaudited).......11-13

           Item 2.        Management's Discussion and Analysis of Financial
                             Condition and Results of Operations  ........14-16

           Item 3.        Quantitative and Qualitative Disclosures about
                             Market Risk.....................................16

PART II.   OTHER INFORMATION

           Item 1.        Legal Proceedings..................................17

           Item 6.        Exhibits and Reports on Form 8-K...................17

                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,   December 31,
                                                          2000        1999
                                                       ---------   ------------
                                                            (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                         $       5    $       5
     Trade accounts receivable, net                       21,929       27,214
     Inventories                                          35,952       38,191
     Deferred tax asset                                    4,007        4,013
     Other                                                   839          938
                                                       ---------    ---------
          Total current assets                            62,732       70,361
                                                       ---------    ---------

Property, plant and equipment:
     Land and improvements                                 3,470        3,574
     Buildings                                            18,525       18,525
     Machinery and equipment                             243,767      242,634
     Construction in progress                              1,981        1,416
                                                       ---------    ---------
                                                         267,743      266,149
     Accumulated depreciation                            (68,756)     (61,845)
                                                       ---------    ---------
                                                         198,987      204,304
                                                       ---------    ---------

Costs in excess of net assets acquired, net               33,393       33,903
Other assets                                              30,235       28,013
                                                       ---------    ---------
                                                       $ 325,347    $ 336,581
                                                       =========    =========


                                LIABILITIES
Current liabilities:

     Current portion of long-term debt                 $   8,234    $   7,861
     Accounts payable                                     45,155       32,680
     Accrued expenses                                     15,682       17,871
                                                       ---------    ---------
          Total current liabilities                       69,071       58,412

Long-term debt                                            18,949       23,162
Long-term debt - Oregon Steel Mills, Inc.                186,705      201,090
Environmental liability                                   30,850       30,850
Deferred employee benefits                                 7,218        7,099
                                                       ---------    ---------
                                                         312,793      320,613
                                                       ---------    ---------
Redeemable common stock                                   21,840       21,840
                                                       ---------    ---------
Contingencies (Note 3)

                           STOCKHOLDERS' DEFICIT

Common stock                                                   1            1
Additional paid-in capital                                16,603       16,603
Accumulated deficit                                      (25,890)     (22,476)
                                                       ---------    ---------
                                                          (9,286)      (5,872)
                                                       ---------    ---------
                                                       $ 325,347    $ 336,581
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




                                                       NEW CF&I, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       (In thousands)
                                                         (Unaudited)

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                      ----------------------    ----------------------
                                                         2000         1999         2000         1999
                                                      ----------   ---------    ---------    ---------
Sales                                                 $  63,332    $  64,236     $129,028     $135,958
                                                      ---------    ---------     --------    ---------

Costs and expenses:
     Cost of sales                                       56,992       63,082      116,076      126,565
     Selling, general and administrative
          expenses                                        4,288        5,353        8,479       10,526
     Gain on sale of assets                                (458)          --         (446)          --
     Settlement of litigation                                --       (3,684)          --       (3,684)
                                                      ---------    ---------     --------    ---------

                                                         60,822       64,751      124,109      133,407
                                                      ---------    ---------     --------    ---------
          Operating income (loss)                         2,510         (515)       4,919        2,551

Other income (expense):
     Interest and dividend income                            31           27           62           54
     Interest expense, net                               (6,705)      (6,702)     (13,424)     (13,054)
     Minority interests                                     258          359          508          536
     Other, net                                           2,578           95        2,615          188
                                                      ---------    ---------     --------    ---------
          Loss before income taxes                       (1,328)      (6,736)      (5,320)      (9,725)

Benefit for income taxes                                    347        3,315        1,906        4,268
                                                      ---------    ---------     --------    ---------
     Net loss                                         $    (981)   $  (3,421)    $ (3,414)   $  (5,457)
                                                      =========    =========     ========    =========






         The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            2000         1999
                                                       -----------   -----------

Cash flows from operating activities:

    Net loss                                            $  (3,414)   $  (5,457)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                      7,576        7,798
         Deferred income taxes                             (2,240)      (4,271)
         Minority interests                                  (508)        (536)
         Loss (gain) on sale of operating and
            non-operating assets                           (2,945)          43
         Changes in operating assets and
            liabilities, net:
           Trade accounts receivable                        5,285        4,989
           Inventories                                      2,239        1,312
           Operating liabilities                           10,579      (14,317)
           Other, net                                         433         (671)
                                                        ---------    ---------
      Net cash provided by (used in) operating
         activities                                        17,005      (11,110)
                                                        ---------    ---------

Cash flows from investing activities:

    Additions to property, plant and equipment             (1,669)      (1,976)
    Proceeds from sales of operating and
       non-operating assets                                 3,049           --
    Other, net                                               (160)      (2,013)
                                                        ---------    ---------
      Net cash provided by (used in) investing
         activities                                         1,220       (3,989)
                                                        ---------    ---------

Cash flows from financing activities:

    Borrowings from Oregon Steel Mills, Inc.              127,411       85,000
    Payments to Oregon Steel Mills, Inc.                 (141,796)     (66,400)
    Payment of long-term debt                              (3,840)      (3,500)
                                                        ---------    ---------
      Net cash provided by (used in) financing
         activities                                       (18,225)      15,100
                                                        ---------    ---------

Net increase in cash and cash equivalents                      --            1
Cash and cash equivalents at beginning of period                5            3
                                                        ---------    ---------
Cash and cash equivalents at end of period              $       5    $       4
                                                        =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                         $  13,570    $  13,045
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

2.    INVENTORIES
      -----------

      Inventories consist of:

                                                  June 30,          December 31,
                                                   2000                 1999
                                                  --------          ------------
                                                        (In thousands)

     Raw materials                                $ 7,748              $10,504
     Semifinished product                           5,368                6,439
     Finished product                              15,784               13,348
     Stores and operating supplies                  7,052                7,900
                                                  -------              -------
          Total inventory                         $35,952              $38,191
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

      The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed this amount was the best estimate from a range of $23.1 to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than was presently believed to exist. At June 30, 2000, the accrued liability was $32.8 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. During the first quarter of 2000, the CDPHE filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating procedures, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

      On April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver asserting that CF&I had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. The Company does not believe as a matter of law that CF&I has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability in the event of an adverse finding.

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, the Company was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work, contractors and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of June 30, 2000, 181 former striking employees had returned to work as a result of their unconditional offer. Approximately 620 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). The Company not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision upholding certain allegations against CF&I. On August 2, 2000, the Company filed an appeal with the NLRB in Washington D.C. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

      In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Additionally, CF&I has filed a motion asserting that the Unreinstated Employees' rights to reinstatement should be invalidated due to misconduct and violations of the NLRA perpetuated by the Union or on its behalf. A separate hearing concluded in February 2000, with a different Judge rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA.
      It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

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

                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)

                                                       June 30,     December 31,
                                                        2000            1999
                                                     -----------    ------------
                                                     (Unaudited)

                                  ASSETS
Current assets:

     Cash and cash equivalents                          $      2     $      2
     Trade accounts receivable, net                       20,343       26,167
     Inventories                                          35,719       37,950
     Other                                                   477          747
                                                        --------     --------
          Total current assets                            56,541       64,866
                                                        --------     --------

Property, plant and equipment:
     Land and improvements                                 3,465        3,569
     Buildings                                            18,419       18,419
     Machinery and equipment                             241,261      240,131
     Construction in progress                              1,932        1,416
                                                        --------     --------
                                                         265,077      263,535
     Accumulated depreciation                            (67,146)     (60,342)
                                                        --------     --------
                                                         197,931      203,193
                                                        --------     --------

Costs in excess of net assets acquired, net               33,393       33,903
Other assets                                              12,942       12,966
                                                        --------     --------
                                                        $300,807     $314,928
                                                        ========     ========


                                LIABILITIES
Current liabilities:

     Current portion of long-term debt                  $  8,234     $  7,861
     Accounts payable                                     54,450       40,834
     Accrued expenses                                     16,652       18,649
                                                        --------     --------
          Total current liabilities                       79,336       67,344

Long-term debt                                            18,949       23,162
Long-term debt - Oregon Steel Mills, Inc.                186,705      201,090
Long-term debt - New CF&I, Inc.                           21,756       21,756
Environmental liability                                   30,850       30,850
Deferred employee benefits                                 7,218        7,099
                                                        --------     --------
                                                         344,814      351,301
                                                        --------     --------
Contingencies (Note 3)

                                 PARTNERS'
                                  DEFICIT

General partner                                          (44,007)     (36,373)
                                                        --------     --------
                                                        $300,807     $314,928
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



                                                     CF&I STEEL, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                      (In thousands)
                                                        (Unaudited)

                                                        Three Months Ended      Six Months Ended
                                                             June 30,               June 30,
                                                   -----------------------   ----------------------
                                                       2000         1999        2000         1999
                                                   ---------    ----------   ---------    ---------

Sales                                              $  61,912    $  62,569    $ 125,804    $ 132,606
                                                   ---------    ---------    ---------    ---------

Costs and expenses:
     Cost of sales                                    56,020       61,490      113,915      123,437
     Selling, general and administrative
          expenses                                     4,134        5,219        8,177       10,259
     Gain on sale of assets                             (458)          --         (446)          --
     Settlement of litigation                             --       (3,684)          --       (3,684)
                                                   ---------    ---------    ---------    ---------
                                                      59,696       63,025      121,646      130,012
                                                   ---------    ---------    ---------    ---------
          Operating income (loss)                      2,216         (456)       4,158        2,594

Other income (expense):
     Interest and dividend income                         --            2           --            3
     Interest expense, net                            (7,211)      (7,124)     (14,407)     (13,897)
     Other, net                                        2,577           95        2,615          188
                                                   ---------    ---------    ---------    ---------
          Net loss                                 $  (2,418)   $  (7,483)   $  (7,634)   $ (11,112)
                                                   =========    =========    =========    =========








               The accompanying notes are an integral part of the
                             financial statements.

                                CF&I STEEL, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                             2000        1999
                                                       ------------   ----------
Cash flows from operating activities:

    Net loss                                             $  (7,634)   $ (11,112)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                      7,469        7,672
          Loss (gain) on sale of operating and
             non-operating assets                           (2,945)          45
          Changes in operating assets and
            liabilities, net:
              Trade accounts receivable                      5,824        5,140
              Inventories                                    2,232        1,306
              Operating liabilities                         11,738      (13,918)
              Other, net                                       270         (247)
                                                         ---------    ---------
      Net cash provided by (used in)
         operating activities                               16,954      (11,114)
                                                         ---------    ---------

Cash flows from investing activities:

    Additions to property, plant and equipment              (1,618)      (1,972)
    Proceeds from sale of operating and
       non-operating assets                                  3,049           --
    Other, net                                                (160)      (2,013)
                                                         ---------    ---------
      Net cash provided by (used in) investing
         activities                                          1,271       (3,985)
                                                         ---------    ---------

Cash flows from financing activities:

    Borrowings from related parties                        127,411       85,000
    Payments to related parties                           (141,796)     (66,400)
    Payment of long-term debt                               (3,840)      (3,500)
                                                         ---------    ---------
      Net cash provided by (used in) financing
         activities                                        (18,225)      15,100
                                                         ---------    ---------

Net increase in cash and cash equivalents                       --            1
Cash and cash equivalents at beginning of year                   2           --
                                                         ---------    ---------
Cash and cash equivalents at end of year                 $       2    $       1
                                                         =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest                                         $  13,570    $  13,045
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

2.    INVENTORIES
      -----------

      Inventories consist of:
                                             June 30,         December 31,
                                               2000               1999
                                             --------         ------------
                                                   (In thousands)

      Raw materials                          $ 7,748            $10,504
      Semifinished product                     5,368              6,439
      Finished product                        15,784             13,348
      Stores and operating supplies            6,819              7,659
                                             -------            -------
            Total inventory                  $35,719            $37,950
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

      The Company owns a 95.2 percent interest in CF&I which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed this amount was the best estimate from a range of $23.1 to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than was presently believed to exist. At June 30, 2000, the accrued liability was $32.8 million, of which $30.9 million was classified as non-current in the balance sheet.

      The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. During the first quarter of 2000, the CDPHE filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating procedures, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. It is not presently possible to estimate the ultimate liability as a result of the action.

      On April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver asserting that CF&I had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. CF&I does not believe as a matter of law that it has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability as a result of such a finding in the event of an adverse finding.

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work, contractors and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of June 30, 2000, 181 former striking employees had returned to work as a result of their unconditional offer. Approximately 620 former striking workers remain unreinstated ("Unreinstated Employees").

      On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired permanent replacement employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision upholding certain allegations against CF&I. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington D.C. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

      In the event there is an adverse determination of the issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers; however, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Additionally, CF&I has filed a motion asserting that the Unreinstated Employees' rights to reinstatement should be invalidated due to misconduct and violations of the NLRA perpetuated by the Union or on its behalf. A separate hearing concluded in February 2000, with a different Judge rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. It is not presently possible to estimate the ultimate liability in the event of an adverse determination.

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

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2 percent owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo, Colorado steel mill ("Pueblo Mill"). For the three and six month periods ended June 30, sales of CF&I were 97.8 percent and
97.5 percent, respectively, in 2000, and 97.5 percent for both periods in 1999, of the consolidated sales of the Company. For the three and six months ended June 30, cost of sales of CF&I were 98.3 percent and 98.1 percent, respectively, in 2000 and 97.5 percent, for both periods in 1999, of the Company's consolidated cost of sales.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                     Three Months Ended        Six Months Ended
                                          June 30,                  June 30,
                                     --------------------     ------------------
                                       2000         1999       2000       1999
                                      -------      ------     -------    -------
      Tonnage sold:
           Rail                        80,200      73,700     155,200    168,700
           Rod and Bar                 94,600     107,400     189,200    200,500
           Seamless Pipe                    -       7,600           -     16,100
           Semifinished                 2,300       2,900      18,800      5,000
                                      -------     -------     -------    -------
                Total                 177,100     191,600     363,200    390,300
                                      =======     =======     =======    =======

      Sales (in thousands):           $63,332    $ 64,236    $129,028   $135,958
      Average selling price per ton:  $   358    $    335    $    355   $    348


--------------------



       The Company shipped 177,100 and 363,200 tons of rail, rod, bar and semifinished products for the three month and six month periods ended June 30, 2000, respectively, compared to 191,600 and 390,300 tons, respectively, of product, including seamless pipe, during the corresponding 1999 periods. The reduction in shipments resulted primarily from decreased rod, bar and seamless pipe shipments for the three month and six month periods ended June 30, 2000 as compared to the respective periods in 1999. The reduction in shipments for these periods were partially offset by increased rail shipments for the three months ended June 30, 2000 and by increased shipments of semifinished products for the six months ended June 30, 2000 as compared to the corresponding periods in 1999.

      The Company's average selling prices of $358 and $355 per ton of product for the three and six month periods ended June 30, 2000, respectively, were increases from the average selling price of $335 and $348 per ton, respectively, for the comparable periods in 1999. Higher average selling prices per ton for rod, bar, and semifinished products in both periods as compared to the corresponding periods in 1999 were the primary reason for the increase, partially offset by reduced average selling prices per ton for rail and the lack of seamless pipe sales for the corresponding periods. In particular, average selling prices for rod and bar products showed the most improvement for the periods, increasing from $249 per ton for both the three months and the six month periods in 1999 to $275 and $273 per ton, respectively, for the corresponding periods in 2000.

       Gross profits for the three month and six month periods ended June 30, 2000 were $6.3 million or 10 percent and $13 million or 10 percent, respectively, compared to $1.2 million or 1.8 percent and $9.4 million or 6.9 percent, respectively, for the corresponding 1999 periods. Gross profit was favorably affected by the increases in rod and bar profitability due to the increased average selling prices noted above, offset partially by the increased costs of producing rail products. The closure of the seamless mill in May 1999, which had operated unprofitably for the second quarter in 1999, unfavorably impacted 1999 profitability.

       Selling, general and administrative expenses decreased $1.1 million and $2.0 million for the three and six month periods ended June 30, 2000, respectively, from the corresponding 1999 periods. These expenses decreased as a percentage of sales to 6.8 percent and 6.6 percent in the three and six month periods ended June 30, 2000, respectively, from 8.3 percent and 7.7 percent for the corresponding 1999 periods. The decrease in cost is due primarily to reduced shipping expenses and lower volume of shipments as compared to the prior year.

      The Company recorded a $458,000 and $446,000 gain on sale of assets for the three months and the six months ended June 30, 2000, respectively, resulting primarily from the sale of idle machinery and equipment.

      The Company recorded a $3.7 million gain for the three months and the six months ended June 30, 1999, resulting from a settlement of litigation with a graphite electrode supplier.

      Total interest expense was $6.7 million and $13.4 million for the three and six month periods ended June 30, 2000, respectively, compared to $6.7 million and $13.1 million for the corresponding 1999 periods. The increase in expense for the six month period was primarily due to increases in the average borrowings for the period as compared to the corresponding period in 1999.

      Other income, net for both the three and six month periods ended June 30, 2000 was $2.6 million, compared to $95,000 and $188,000 for the corresponding 1999 periods. In the second quarter of 2000, the Company realized a pre-tax gain of $2.5 million on the sale of undeveloped land.

      The Company's effective income tax rates were 26.1 percent and 35.8 percent for the three and six month periods ended June 30, 2000, respectively, as compared to 49.2 percent and 43.9 percent, respectively, for the corresponding 1999 periods. The rate is higher for the two quarters in 1999 due to write-offs of state tax credits recognized during the periods.

Liquidity and Capital Resources
-------------------------------

    The Company's cash flow provided by operations for the second quarter of 2000 was $17 million compared to an outflow of $11.1 million in the second quarter of 1999. The major items affecting this $28.1 million increase in cash were an increase in accounts payable for 2000 versus a decrease in 1999 ($24.9 million), a smaller increase in deferred taxes in 2000 than in 1999 ($2 million) and the smaller net loss in 2000 than in 1999 ($2 million).

    During the three and six month period ended June 30, 2000, the Company expended $1 million and $1.7 million, respectively, excluding capitalized interest, on capital projects.

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of June 30, 2000, $186.7 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 2000, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and CF&I. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of the Pueblo Mill. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of June 30, 2000, the outstanding balance on the debt was $27.2 million, of which $18.9 million was classified as long-term.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes.

PART II   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

See Part 1, "Consolidated Financial Statements - Note 3, Contingencies" for discussion of status of administrative hearing regarding alleged violations of the National Labor Relations Act and incorporated by reference herein.

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

                                                  NEW CF&I, INC.


Date:  August 14, 2000                          /s/  Jeff S. Stewart
                                           --------------------------------
                                                     Jeff S. Stewart
                                                  Corporate Controller

                                                  CF&I STEEL, L.P.
                                                By:  New CF&I, Inc.
                                                  General Partner


Date:  August 14, 2000                           /s/  Jeff S. Stewart
                                           --------------------------------
                                                    Jeff S. Stewart
                                                  Corporate Controller
                                                     New CF&I, Inc.