Form 10-Q
period 2000-09-30
NEW CF&I INC; CF&I STEEL L P
filed 2000-11-14
CIK 1008915, 1008914

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000
                               ------------------------------------------------
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

                                                     Yes   X   No
                                                         ----     ----

                            NEW CF&I, INC.
                           CF&I STEEL, L.P.
                                 INDEX
                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.  FINANCIAL STATEMENTS - NEW CF&I, INC.

                   Consolidated Balance Sheets
                      September 30, 2000 (unaudited) and
                      December 31, 1999 ......................................2

                   Consolidated Statements of Income (unaudited)
                      Three months and nine months ended
                      September 30, 2000 and 1999 ............................3

                   Consolidated Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 2000 and 1999 ..........4

                   Notes to Consolidated Financial Statements (unaudited)...5-7

                   FINANCIAL STATEMENTS - CF&I STEEL, L.P.

                   Balance Sheets
                      September 30, 2000 (unaudited) and December 31, 1999 ...8

                   Statements of Operations (unaudited)
                      Three months and nine months ended
                      September 30, 2000 and 1999 ............................9

                   Statements of Cash Flows (unaudited)
                      Nine months ended September 30, 2000 and 1999..........10

                   Notes to Financial Statements (unaudited)..............11-13

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations  ...............14-16

          Item 3.  Quantitative and Qualitative Disclosures
                      about Market Risk......................................16

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.........................................17

          Item 6.  Exhibits and Reports on Form 8-K..........................17

                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                    September 30,   December 31,
                                                         2000          1999
                                                    -------------   ------------
                                                     (Unaudited)
                                       ASSETS
Current assets:
     Cash and cash equivalents                          $       5    $       5
     Trade accounts receivable, net                        30,371       27,214
     Inventories                                           39,371       35,398
     Deferred tax asset                                     4,010        4,013
     Other                                                    325          938
                                                        ---------    ---------
          Total current assets                             74,082       67,568
                                                        ---------    ---------

Property, plant and equipment:
     Land and improvements                                  3,470        3,574
     Buildings                                             18,651       18,525
     Machinery and equipment                              248,422      248,948
     Construction in progress                               3,798        1,416
                                                        ---------    ---------
                                                          274,341      272,463
     Accumulated depreciation                             (75,776)     (65,366)
                                                        ---------    ---------
                                                          198,565      207,097
                                                        ---------    ---------

Costs in excess of net assets acquired, net                33,138       33,903
Other assets                                               30,194       28,013
                                                        ---------    ---------
                                                        $ 335,979    $ 336,581
                                                        =========    =========


                                    LIABILITIES
Current liabilities:
     Current portion of long-term debt                  $   8,625    $   7,861
     Accounts payable                                      44,754       32,680
     Accrued expenses                                      16,912       17,871
                                                        ---------    ---------
          Total current liabilities                        70,291       58,412

Long-term debt                                             14,536       23,162
Long-term debt - Oregon Steel Mills, Inc.                 199,882      201,090
Environmental liability                                    30,850       30,850
Deferred employee benefits                                  7,254        7,099
                                                        ---------    ---------
                                                          322,813      320,613
                                                        ---------    ---------
Redeemable common stock                                    21,840       21,840
                                                        ---------    ---------
Contingencies (Note 3)

                                STOCKHOLDERS' DEFICIT
Common stock                                                    1            1
Additional paid-in capital                                 16,603       16,603
Accumulated deficit                                       (25,278)     (22,476)
                                                         --------    ---------
                                                           (8,674)      (5,872)
                                                         --------     --------
                                                         $335,979     $336,581
                                                         ========     ========

         The accompanying notes are an integral part of the consolidated financial statements.
                                       2




                                                       NEW CF&I, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       (In thousands)
                                                         (Unaudited)

                                                           Three Months Ended      Nine Months Ended
                                                               September 30,         September 30,
                                                       -----------------------   ----------------------
                                                           2000        1999         2000         1999
                                                       ----------   ----------   ---------    ---------

Sales                                                  $  71,462    $  60,774    $ 200,491    $ 196,732
                                                       ---------    ---------    ---------    ---------
Costs and expenses:
     Cost of sales                                        59,763       56,013      175,840      182,578
     Selling, general and administrative
          expenses                                         4,555        4,380       13,034       14,907
     Gain on sale of assets                                   (4)          --         (450)          --
     Settlement of litigation                                 --         (855)          --       (4,539)
                                                       ---------    ---------    ---------    ---------
                                                          64,314       59,538      188,424      192,946
                                                       ---------    ---------    ---------    ---------
          Operating income                                 7,148        1,236       12,067        3,786

Other income (expense):
     Interest and dividend income                             52           28          114           82
     Interest expense, net                                (6,552)      (6,511)     (19,976)     (19,564)
     Minority interests                                        6          268          514          804
     Other, net                                               62          129        2,677          317
                                                       ---------    ---------    ---------    ---------
          Income (loss) before income taxes                  716       (4,850)      (4,604)     (14,575)

Income tax benefit (expense)                                (104)       2,128        1,802        6,396
                                                       ---------    ---------    ---------    ---------
     Net income (loss)                                 $     612    $  (2,722)   $  (2,802)   $  (8,179)
                                                       =========    =========    =========    =========





                The accompanying notes are an integral part of the consolidated financial statements.



                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                             2000            1999
                                                                       -------------   -----------
Cash flows from operating activities:
    Net loss                                                              $  (2,802)       $  (8,179)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                       13,880           13,963
         Deferred income taxes                                               (2,242)          (6,368)
         Minority interests                                                    (514)            (804)
         Gain on sale of operating and non-operating assets                  (2,943)              --
         Changes in operating assets and liabilities, net                     5,266            5,919
                                                                          ---------        ---------
      Net cash provided by operating activities                              10,645            4,531
                                                                          ---------        ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                               (4,463)          (5,606)
    Proceeds from sales of operating and non-operating assets                 3,047               --
    Other, net                                                                 (160)          (1,960)
                                                                          ---------        ---------
      Net cash used in investing activities                                  (1,576)          (7,566)
                                                                          ---------        ---------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                                208,407          124,600
    Payments to Oregon Steel Mills, Inc.                                   (209,615)        (114,400)
    Payment of long-term debt                                                (7,861)          (7,164)
                                                                          ---------        ---------
      Net cash provided by (used in) financing activities                    (9,069)           3,036
                                                                          ---------        ---------

Net increase in cash and cash equivalents                                        --                1
Cash and cash equivalents at beginning of period                                  5                3
                                                                          ---------        ---------
Cash and cash equivalents at end of period                                $       5        $       4
                                                                          =========        =========

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest                                                           $  18,813        $  20,548
                                                                                           =========
       Taxes                                                              $      --        $     574
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

      Certain reclassifications have been made in prior periods to conform to the current period presentation. Such reclassifications do not affect results of operations as previously reported.


2.    INVENTORIES
      -----------

      Inventories consist of:

                                             September 30,        December 31,
                                                 2000                1999
                                             -------------        ------------
                                                       (In thousands)

     Raw materials                                $8,978              $10,504
     Semifinished product                          8,487                6,439
     Finished product                             16,348               13,348
     Stores and operating supplies                 5,558                5,107
                                                 -------              -------
          Total inventory                        $39,371              $35,398
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

      The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than was presently believed to exist. At September 30, 2000, the accrued liability was $32.6 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. During the first quarter of 2000, the CDPHE filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating procedures, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. Although the CDPHE has not quantified the action against the Company, resolution of the action will likely include payment of penalties and an agreement to implement additional pollution controls. The Company has commenced an engineering study to determine to what extent operating practices can be altered, and has allocated up to $2 million in capital expenditures to reach resolution with the CDPHE. It is not presently possible to determine if further expenditures will be necessary to satisfy the liability, if any, associated with the action.

      In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. The Company does not believe as a matter of law that CF&I has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability in the event of an adverse finding.

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

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of September 30, 2000, 285 former striking employees had returned to work as a result of their unconditional offer. Approximately 560 former striking workers remain unreinstated ("Unreinstated Employees").

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

      In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. Given the inability to either determine the extent the adverse and offsetting mitigating factors discussed above will impact the liability or to quantify the financial impact of any of these factors, it is not presently possible to estimate the ultimate liability if there is an adverse determination.

      During the strike by the Union at CF&I, 39 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I that provides rail service to the Pueblo Mill, refused to report to work for an extended period of time. The bargaining unit employees of C&W were not on strike. C&W considered these employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The unions representing these individuals have filed lawsuits in the U.S. District Court of Colorado against C&W claiming their members had refused to cross the picket line because they were honoring the picket line of another organization or because of safety concerns stemming from those picket lines. The unions demand reinstatement of the former employees, back pay, benefits and other damages. The Company believes it has substantial defenses against these claims. However, it is possible that one or more of them will proceed to arbitration before the National Railroad Adjustment Board or otherwise initiate further judicial proceedings. The outcome of such proceedings is inherently uncertain and it is not possible to estimate any potential settlement amount that would result from an adverse legal or arbitration decision.

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

                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (In thousands)

                                                     September 30,  December 31,
                                                          2000         1999
                                                     -------------  ------------
                                                      (Unaudited)

                                          ASSETS
Current assets:
     Cash and cash equivalents                          $       2    $       2
     Trade accounts receivable, net                        28,581       26,167
     Inventories                                           39,166       35,157
     Other                                                     --          747
                                                        ---------    ---------
          Total current assets                             67,749       62,073
                                                        ---------    ---------

Property, plant and equipment:
     Land and improvements                                  3,465        3,569
     Buildings                                             18,419       18,419
     Machinery and equipment                              245,933      246,445
     Construction in progress                               3,778        1,416
                                                        ---------    ---------
                                                          271,595      269,849
     Accumulated depreciation                             (74,174)     (63,863)
                                                        ---------    ---------
                                                          197,421      205,986
                                                        ---------    ---------
Costs in excess of net assets acquired, net                33,138       33,903
Other assets                                               12,892       12,966
                                                        ---------     --------
                                                        $ 311,200     $314,928
                                                        =========     ========


                                      LIABILITIES
Current liabilities:
     Current portion of long-term debt                  $   8,625    $   7,861
     Accounts payable                                      54,659       40,834
     Accrued expenses                                      17,747       18,649
                                                        ---------    ---------
          Total current liabilities                        81,031       67,344

Long-term debt                                             14,536       23,162
Long-term debt - Oregon Steel Mills, Inc.                 199,882      201,090
Long-term debt - New CF&I, Inc.                            21,756       21,756
Environmental liability                                    30,850       30,850
Deferred employee benefits                                  7,254        7,099
                                                        ---------    ---------
                                                          355,309      351,301
                                                        ---------    ---------
Contingencies (Note 3)

                                    PARTNERS' DEFICIT

General partner                                           (44,109)     (36,373)
                                                        ---------     --------
                                                        $ 311,200     $314,928
                                                        =========     ========







                 The accompanying notes are an integral part of the financial statements.



                                                     CF&I STEEL, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                      (In thousands)
                                                        (Unaudited)

                                                     Three Months Ended         Nine months Ended
                                                        September 30,             September 30,
                                                  -----------------------   ----------------------
                                                     2000         1999          2000        1999
                                                  ---------    ---------    ---------    ---------

Sales                                             $  69,803    $  59,177    $ 195,607    $ 191,783
                                                  ---------    ---------    ---------    ---------

Costs and expenses:
     Cost of sales                                   58,545       54,535      172,460      177,972
     Selling, general and administrative
          expenses                                    4,378        4,263       12,555       14,522
     Gain on sale of assets                              (6)          --         (452)          --

     Settlement of litigation                            --         (855)          --       (4,539)
                                                  ---------    ---------    ---------    ---------
                                                     62,917       57,943      184,563      187,955
                                                  ---------    ---------    ---------    ---------
          Operating income                            6,886        1,234       11,044        3,828

Other income (expense):
     Interest and dividend income                        19            3           19            5
     Interest expense, net                           (7,069)      (6,951)     (21,476)     (20,847)
     Other, net                                          62          129        2,677          317
                                                  ---------    ---------    ---------    ---------
          Net loss                                $    (102)   $  (5,585)   $  (7,736)   $ (16,697)
                                                  =========    =========    =========    =========




               The accompanying notes are an integral part of the financial statements.


                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              2000               1999
                                                                         ----------            ---------
Cash flows from operating activities:
    Net loss                                                              $  (7,736)           $ (16,697)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Depreciation and amortization                                      13,761               13,776
          Loss (gain) on sale of operating and non-operating assets          (2,943)                  43
          Changes in operating assets and liabilities, net                    7,409                7,404
                                                                          ---------            ---------    -------   -----
      Net cash provided by operating activities                              10,491                4,526
                                                                          ---------            ---------    -------   -----

Cash flows from investing activities:
    Additions to property, plant and equipment                               (4,309)              (5,601)
    Proceeds from sale of operating and non-operating assets                  3,047                   --
    Other, net                                                                 (160)              (1,960)
                                                                          ---------            ---------
      Net cash used in investing activities                                  (1,422)              (7,561)
                                                                          ---------            ---------

Cash flows from financing activities:
    Borrowings from related parties                                         208,407              124,600
    Payments to related parties                                            (209,615)            (114,400)
    Payment of long-term debt                                                (7,861)              (7,164)
                                                                          ---------            ---------
      Net cash provided by (used in) financing activities                    (9,069)               3,036
                                                                          ---------            ---------

Net increase in cash and cash equivalents                                        --                    1
Cash and cash equivalents at beginning of year                                    2                   --
                                                                          ---------            ---------
Cash and cash equivalents at end of year                                  $       2            $       1
                                                                          =========            =========

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest                                                          $  18,813            $  20,548
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

      Certain reclassifications have been made in prior periods to conform to the current period presentation. Such reclassifications do not affect results of operations as previously reported.

2.    INVENTORIES
      -----------

      Inventories consist of:
                                             September 30,          December 31,
                                                 2000                   1999
                                            --------------          ------------
                                                        (In thousands)

      Raw materials                             $ 8,978                $10,504
      Semifinished product                        8,487                  6,439
      Finished product                           16,348                 13,348
      Stores and operating supplies               5,353                  4,866
                                                -------                -------
            Total inventory                     $39,166                $35,157
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

      The Company owns a 95.2 percent interest in CF&I which owns the Pueblo, Colorado steel mill ("Pueblo Mill"). In connection with the 1993 acquisition of CF&I, the Company accrued a liability of $36.7 million for environmental remediation at the Pueblo Mill. The Company believed this amount was the best estimate from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants. The liability includes costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat to the environment than was presently believed to exist. At September 30, 2000, the accrued liability was $32.6 million, of which $30.9 million was classified as non-current in the balance sheet.

      The CDPHE has inspected the Pueblo Mill for possible environmental violations, and in the fourth quarter of 1999, issued a Compliance Advisory indicating that air quality regulations had been violated. During the first quarter of 2000, the CDPHE filed a judicial enforcement action, which could result in the levying of significant fines and penalties, requirements to alter its operating procedures, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. Although the CDPHE has not quantified the action against the Company, a resolution of the action will likely include payment of penalties and an agreement to implement additional pollution controls.
      The Company has commenced an engineering study to determine to what extent operating practices can be altered, and has allocated up to $2 million in capital expenditures to reach resolution with the CDPHE. It is not presently possible to determine if further expenditures will be necessary to satisfy the liability, if any, associated with the action.

      In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. CF&I does not believe as a matter of law that it has an obligation to meet these standards. It is not presently possible to estimate the ultimate liability as a result of such a finding in the event of an adverse finding.

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

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of September 30, 2000, 285 former striking employees had returned to work as a result of their unconditional offer. Approximately 560 former striking workers remain unreinstated ("Unreinstated Employees").

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

      In the event there is an adverse determination of the issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of replacement workers; however, the Union might assert that all Unreinstated Employees could be entitled to back pay. Back pay is generally measured by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. A separate hearing concluded in February 2000 with the judge for that hearing rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. Given the inability to either determine the extent the adverse and offsetting mitigating factors discussed above will impact the liability or to quantify the financial impact of any of these factors, it is not presently possible to estimate the ultimate liability if there is an adverse determination.

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

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2 percent owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo, Colorado steel mill ("Pueblo Mill"). For the three and nine month periods ended September 30, sales of CF&I were 97.7 percent and 97.6 percent, respectively, in 2000, and 97.4 percent and 97.5 percent, respectively, in 1999, of the consolidated sales of the Company. For the three and nine months ended September 30, cost of sales of CF&I were 98.0 percent and
98.1 percent, respectively, in 2000 and 97.4 percent and 97.5 percent, respectively, in 1999, of the Company's consolidated cost of sales.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    -------------------   -------------------

                                        2000     1999        2000      1999
                                    ---------  --------   --------   --------
Tonnage sold:
     Rail                             82,300     71,300    237,500    240,000
     Rod and Bar                      99,500    105,300    288,700    305,800
     Seamless Pipe                        --      1,900         --     18,000
     Semifinished                     17,700      2,900     36,500      7,900
                                    --------   --------   --------   --------
          Total                      199,500    181,400    562,700    571,700
                                    ========   ========   ========   ========

Sales (in thousands):               $ 71,462   $ 60,774   $200,491   $196,732
Average selling price per ton:      $    358   $    335   $    356   $    344



---------------------


       The Company shipped 199,500 and 562,700 tons of rail, rod and bar and semifinished products for the three month and nine month periods ended September 30, 2000, respectively, compared to 181,400 and 571,700 tons, respectively, of product, during the corresponding 1999 periods. The increase in shipments for the third quarter of 2000 resulted primarily from increased rail and semifinished product shipments partially offset by decreased rod and bar product shipments for the three months ended September 30, 2000 as compared to the respective period in 1999. The slight decrease in shipments for the nine month period ended September 30, 2000 as compared to the respective period in 1999 was a result of similar factors, except that rail shipments for 2000 trailed shipments slightly for 1999, and the lack of shipments of seamless pipe for 2000 as compared to shipments for 1999. Shipments of seamless pipe nearly ceased for the third quarter of 1999, after the seamless mill shut down operation in May 1999.

      The Company's average selling prices of $358 and $356 per ton of product for the three and nine month periods ended September 30, 2000, respectively, were increases from the average selling price of $335 and $344 per ton, respectively, for the comparable periods in 1999. Higher average selling prices per ton for rail, rod and bar, and semifinished products in both periods as compared to the corresponding periods in 1999 were the primary reasons for the increases, partially offset by the lack of seamless pipe sales for the corresponding periods. Average selling prices for rod and bar products continued to show improvement for the periods, increasing from $264 and $254 per ton for the three month and the nine month periods in 1999 to $282 and $276 per ton, respectively, for the corresponding periods in 2000. Average selling prices for rail products were improved from the respective periods in 1999, increasing from $422 and $439 per ton for the first three and nine months of 1999 to $449 and $445 per ton for the corresponding periods in 2000. One of the factors causing the increases for both periods in average selling prices for rail was the increase in specialty rail shipments relative to total rail shipments.

       Gross profits for the three month and nine month periods ended September 30, 2000 were $11.7 million or 16.4 percent and $24.7 million or 12.3 percent, respectively, compared to $4.8 million or 7.8 percent and $14.2 million or 7.2 percent, respectively, for the corresponding 1999 periods. Gross profit was favorably affected by the increases in rod and bar profitability due to the increased average selling prices noted above, offset partially by the increased costs of producing rail products. Gross profit for the nine months ended September 30, 1999, and to a lesser extent, for the three months ended September 30, 1999, was unfavorably effected by the operating losses for the seamless pipe business in 1999 and the resulting shutdown and severance costs incurred in the temporary closure of the seamless pipe business in May 1999.

       Selling, general and administrative expenses increased $175,000 for the three months ended September 30, 2000 but decreased $1.9 million for the nine month period ended September 30, 2000 from the corresponding 1999 periods. These expenses decreased as a percentage of sales to 6.4 percent and 6.5 percent in the three and nine month periods ended September 30, 2000, respectively, from
7.2 percent and 7.6 percent for the corresponding 1999 periods. The decrease in cost for the nine month period ended September 30, 2000 is due primarily to reduced shipping expenses.

      For the three and nine months ended September 30, 1999, the Company recorded gains of $855,000 and $4.5 million, respectively, resulting from settlements of litigation with various graphite electrode suppliers.

      Total interest expense was $6.6 million and $20.0 million for the three and nine month periods ended September 30, 2000, respectively, compared to $6.5 million and $19.6 million for the corresponding 1999 periods. The increases in expense for the periods were primarily due to increases in the average borrowings for the periods as compared to the corresponding periods in 1999.

      Other income, net for the three and nine month periods ended September 30, 2000 was $62,000 and $2.7 million, respectively, compared to $129,000 and $317,000 for the corresponding 1999 periods. In the second quarter of 2000, the Company realized a pre-tax gain of $ 2.5 million on the sale of undeveloped land.

      The Company's effective income tax rates were 14.5 percent and 39.1 percent for the three and nine month periods ended September 30, 2000, respectively, as compared to 43.9 percent for the corresponding 1999 periods. The rate is higher for the periods in 1999 due to write-offs of state tax credits recognized during the periods.


Liquidity and Capital Resources
-------------------------------

    The Company's cash flow provided by operations for the nine months ended September 30, 2000 was $10.6 million compared to $4.5 million for the nine months ended September 30, 1999. The major items affecting this $6.1 million increase were an increase in accounts payable for the 2000 period versus a decrease for the 1999 period ($27.2 million), a decreased net loss in 2000 as compared to 1999 ($5.4 million), and a smaller increase in deferred taxes in 2000 than in 1999 ($4.2 million). Offsetting these increases in operating cash flows were decreased cash flows resulting from increases in the accounts receivable and inventories for the 2000 period versus decreases for the 1999 period ($16.5 million and $14.6 million, respectively).

    During the nine month period ended September 30, 2000, the Company expended $4.3 million, excluding capitalized interest, on capital projects.

    Since its acquisition by Oregon Steel Mills, Inc. ("Oregon Steel") in March 1993, the Company has required substantial amounts of cash to fund its operations and capital expenditures. Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of September 30, 2000, $199.9 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The principal is due on demand or, if no demand is made, December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future. In addition, Oregon Steel is not required to provide financing to the Company and, although demand for repayment is not expected in 2000, it may in any event demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is unlikely that the Company would be able to obtain from external sources financing necessary to repay the loan or to fund its capital expenditures and other cash needs. Failure to obtain alternative financing would have a material adverse effect on the Company and CF&I. If the Company were able to obtain the necessary financing, it is likely that such financing would be at interest rates and on terms substantially less favorable to the Company than those provided by Oregon Steel.

    CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of the Pueblo Mill. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of September 30, 2000, the outstanding balance on the debt was $23.2 million, of which $14.5 million was classified as long-term.

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

See Part I, Item 1, "Consolidated Financial Statements - Note 3, Contingencies" for discussion of status of administrative hearing regarding alleged violations of the National Labor Relations Act and incorporated by reference herein.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)   Exhibits
                10.1  Form of Notice of Stock Option Grant between the
                         Company and its Executive Officers (filed as
                         Exhibit 10.3 to the Form 10-Q of Oregon Steel Mills, Inc., dated September 30, 2000, and incorporated by reference herein.)
                27.1  Financial Data Schedule - New CF&I, Inc.
                27.2  Financial Data Schedule - CF&I Steel, L.P.

        (b)   Reports on Form 8-K
                None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      NEW CF&I, INC.


Date:  November 14, 2000                             /s/  Jeff S. Stewart
                                            -----------------------------------
                                                      Jeff S. Stewart
                                                   Corporate Controller



                                                     CF&I STEEL, L.P.
                                                    By:  New CF&I, Inc.
                                                     General Partner



Date:  November 14, 2000                              /s/  Jeff S. Stewart
                                             ----------------------------------
                                                        Jeff S. Stewart
                                                     Corporate Controller
                                                         New CF&I, Inc.