Form 10-K
period 2000-12-31
NEW CF&I INC; CF&I STEEL L P
filed 2001-03-30
CIK 1008915, 1008914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                                    Yes X No
                                       ---     ---

      State the aggregate market value of the voting stock held by non-affiliates of the registrant.
                                 Not Applicable

      Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 2000:

                                 NEW CF&I, INC.
                                 --------------

      COMMON STOCK, $1 PAR VALUE                           200
      --------------------------            --------------------------------
            (Title of Class) (Number of shares outstanding) DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy statement for Oregon Steel Mills, Inc. Annual Meeting of Stockholders to be held April 26, 2001 is incorporated by reference into Part III of this report.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                TABLE OF CONTENTS

ITEM
----                                                                     PAGE
                                                                         ----

                                     PART I

   1.     BUSINESS..........................................................1
              General.......................................................1
              Products......................................................2
              Raw Materials ................................................3
              Marketing and Customers.......................................3
              Competition and Other Market Factors..........................4
              Environmental Matters.........................................4
              Labor Dispute.................................................5
              Employees.....................................................6

   2.     PROPERTIES........................................................7

   3.     LEGAL PROCEEDINGS.................................................7

   4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............7
              Executive Officers of the Registrant..........................8

                                     PART II

   5.     MARKET FOR REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS.................................. 9

   6.     SELECTED FINANCIAL DATA.......................................... 9

   7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................10

   7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK..................................................13

   8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................15

   9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................42

                                    PART III

   10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.       AND EXECUTIVE COMPENSATION...................................43

   12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...............................................45

   13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................45

                                     PART IV

   14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K..........................................46

                                     PART I

ITEM 1.    BUSINESS

GENERAL

       New CF&I, Inc. ("Company") was incorporated in the State of Delaware on May 5, 1992 as a wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"). On March 3, 1993, the Company acquired a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I" or "Partnership"), a Delaware limited partnership. The remaining 4.8 percent interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). In 1997, Oregon Steel purchased the 4.8 percent interest owned by the PBGC, then subsequently sold .5 percent to a subsidiary of Nippon Steel Corporation ("Nippon"). The Company purchased the railroad business assets and CF&I purchased substantially all of the steelmaking, fabricating, and metals assets of CF&I Steel Corporation ("CF&I Steel"). These assets are located in Pueblo, Colorado ("Pueblo Mill"). The Pueblo Mill is a steel minimill which produces long-length, standard and head-hardened steel rails, seamless tubular goods ("seamless pipe"), wire rod, and bar products. The Pueblo Mill has production capacities, in its steel mill, in hot metal, and its finishing mills of approximately 1.2 million tons. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM").

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

       RAIL MANUFACTURING. At the time of the Company's acquisition of CF&I, rails were produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rails. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, the Company invested in its railmaking capacity, entering into the agreement with Nippon for the license for the technology to produce DHH rail, and acquiring the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly the DHH rail usually has a corresponding higher average selling price. The Company believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail. During 1998, the Pueblo Mill completed a rail dock expansion project, which increased rail mill annual shipping capacity from 450,000 tons to over 500,000 tons.

PRODUCTS

       The following chart identifies the Company's principal products and the primary markets for those products.

                 Products                          Markets
                 --------------------              ---------------------------

                 Rail                              Rail transportation

                 Rod and Bar products              Construction
                                                   Durable goods
                                                   Capital equipment

                 Seamless pipe                     Oil and petroleum producers

                 Semifinished                      Seamless tube mills



       The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.


                                               TONS SHIPPED
                                    ---------------------------------
                                      2000         1999        1998
                                    -------      --------     -------
     PRODUCT CLASS
     -------------
     Rail                           314,700       299,000     401,400
     Rod and Bar                    395,100       407,600     354,500
     Seamless Pipe (1)               10,400        19,600      68,900
     Semifinished                    36,800         8,700      36,900
                                    -------       -------     -------
          Total Company             757,000       734,900     861,700
                                    =======       =======     =======
------------
(1) The Company resumed operations of the seamless pipe mill in October 2000. The seamless pipe mill had not operated since May 1999.


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

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened and other premium rail. In-line head-hardened rail is produced through a proprietary finishing technology, known as deep head-hardened or DHH technology, licensed from Nippon in connection with Nippon's investment in the Company. In 2000, the Company produced approximately 122,500 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques.

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

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (5-1/2" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes carbon and heat treated tubular products. The Company also sells semifinished seamless pipe (referred to as green tubes) for processing and finishing by others.

RAW MATERIALS

       The Company's principal raw material for the Pueblo Mill is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, direct-reduction iron, hot briquetted iron and pig iron (collectively "alternative metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternative metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternative metallics are subject to market forces largely beyond the control of the Company including demand by domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternative metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternative metallics prices.

       The long-term demand for steel scrap and its importance to the domestic steel industry may be expected to increase as steelmakers continue to expand scrap-based electric arc furnace capacity; however, the Company believes that near-term supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, while alternative metallics are not currently cost competitive with steel scrap, a sustained increase in the price of steel scrap could result in increased implementation of these alternative materials.

MARKETING AND CUSTOMERS

       Steel products are sold by the Company principally through its own sales organization. In addition to selling to customers who consume steel products directly, the Company sells steel products to steel service centers, distributors, processors and converters.

       The sales force is organized by product line. The Company has separate sales people for rod, bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. In 2000, the Company derived 21.5 percent, 7.8 percent and 6.3 percent of its sales from Union Pacific Railroad Co., Davis Wire Corporation and Burlington Northern Southern Freight, respectively. Except for these contracts, the Company does not have any significant ongoing contracts with customers to purchase steel products, and orders placed with the Company generally are cancelable by the customer prior to production.

       The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

       The demand for certain of the Company's products is generally subject to significant seasonal trends. The Company's rail products are impacted by seasonal demand, as dictated by the major railroads' procurement schedules. Demand for oil country tubular goods ("OCTG"), which include seamless pipe, can be subject to seasonal factors, particularly for sales to Canadian customers. Overall demand for OCTG is subject to significant fluctuations due to the volatility of oil and gas prices and North American drilling activity as well as other factors including competition from imports. The Company does not have material contracts with the United States government and does not have any major supply contracts subject to renegotiation.

       The primary customers for the Company's rail products are the major western railroads. Rail products are also sold directly to rail distributors, transit districts and short-line railroads. The Company believes its proximity to rail markets in the western and central United States benefits the Company's marketing efforts.

       The Company sells its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of its customers are located within the mountain states of the United States.

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

       The Company's seamless pipe is sold primarily through an exclusive distribution agreement with another steel company. The distributor markets seamless casing, along with its own product offerings, to a large number of oil exploration and production companies. Sales of seamless pipe are made both through the distributor and, on a limited basis, directly to companies outside of the OCTG industry, such as construction companies. The market for the Company's seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

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

       The competition in bar products includes a group of minimills that have a geographical location close to the markets in or around the Rocky Mountains. The Company's market for wire rod encompasses the western United States. Domestic rod competitors include GS Technologies, North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire and Northwestern Steel & Wire.

       The Company's primary competitors in seamless pipe include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation, Lone Star Steel and North Star Steel.

ENVIRONMENTAL MATTERS

          The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, waste water, air emissions, toxic use reduction and hazardous material disposal. The Pueblo Mill is classified in the same manner as other similar steel mills in the industry, as generating hazardous waste materials because the melting operation of the electric arc furnace produces dust that contains heavy metals. This dust, which constitutes the largest waste stream generated at these facilities, is managed in accordance with applicable laws and regulations.

       The Clean Air Act Amendments ("CAA") of 1990 imposed responsibilities on many industrial sources of air emissions, including plants owned by the Company. In addition, the monitoring and reporting requirements of the law have subjected and will subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted applications in 1995 to the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V of the CAA for the Pueblo Mill. The Title V permit for the Pueblo Mill may be issued under conditions that would require the Company to incur substantial future capital expenditures directed at reducing air emissions; which are expected to be addressed by the improvements discussed below.

       It is unknown at present what the ultimate cost of adhering to the CAA will be. The cost will depend on a number of site-specific factors. Regardless of the outcome of the matters discussed below, the Company anticipates that it will be required to make additional expenditures, and may potentially be required to pay higher permitting fees to governmental agencies, as a result of the law and future laws regulating air emissions.

       The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions and other similar matters are difficult to predict accurately. It is likely that the Company will be subject to increasingly stringent environmental standards including those under the CAA, the Clean Water Act Amendments of 1990, the storm water permit program and toxic use reduction programs. It is also likely that the

Company will be required to make potentially significant expenditures relating to environmental matters on an ongoing basis. Even though the Company has established certain reserves for environmental remediation as described below, there is no assurance regarding the remedial measures that might eventually be required by environmental authorities or that additional environmental hazards, necessitating further remedial expenditures, might not be asserted by such authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved. There is no assurance that expenditures of the nature described below, or that liabilities resulting from hazardous substances located on the Company's property or used or generated in the conduct of its business, or resulting from circumstances, actions, proceedings or claims relating to environmental matters, will not have a material adverse effect on the Company's consolidated financial condition, consolidated earnings or consolidated cash flows.

       In connection with the acquisition of CF&I by the Company, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2000, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, the result for CF&I could have been the levying of significant fines and penalties, requirements to alter its operating practices, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. During February 2001, CF&I reached a settlement with the CDPHE. See Part I, Item 3, "Legal Proceedings", for discussion of the terms of the settlement. In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel CF&I to incur significant capital improvements or to alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental operating standards than CF&I currently observes. CF&I expects that the impact of any adverse determination reached in this matter would be at least partially mitigated as a result of actions taken as a result of the agreement with the CDPHE noted above. In the opinion of management, the outcome of this matter should not have a material adverse effect on the consolidated financial condition of the Company.

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

       On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of December 31, 2000, approximately 530 former striking employees had either returned to work or had declined CF&I's offer of equivalent work. At December 31, 2000, approximately 430 former striking workers remain unreinstated ("Unreinstated Employees").

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

       In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. A separate hearing concluded in February, 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. Given the inability to either determine the extent the adverse and offsetting mitigating factors discussed above will impact the liability or to quantify the financial impact of any of these factors, it is not presently possible to estimate the ultimate liability if there is ultimately an adverse determination.

       During the strike by the Union at CF&I, 38 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that the C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

       The United Transportation Union ("UTU"), representing thirty of the former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

       Of the remaining former C&W employees, the claims are either pending or have been adjudicated in favor of C&W. For those matters that are still pending, C&W intends to vigorously defend itself, and believes that it has meritorious defenses against the outstanding claims. For those claims that have been decided in its favor, there is no assurance that further appeals will not be pursued by the claimant or the union. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount that would result from adverse court or arbitral decisions.

EMPLOYEES

       As of December 31, 2000, the Company had approximately 860 full-time employees, of which approximately 720 work under collective bargaining agreements with several unions, including the Union. The Company and the Union were unable to agree on terms for a new labor agreement. See Part I, Item 1, "Business-Labor Dispute". The Company has a profit participation plan for its employees which permits eligible employees to share in the pretax profits of CF&I. The Company may modify, amend or terminate the plan, at any time, subject to the terms of the collective bargaining agreements.


ITEM 2.... PROPERTIES

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semifinished steel, and three finishing mills, a rail mill, a seamless pipe mill, and a rod and bar mill. In October 2000, the Company reopened the seamless pipe mill which had been idle since its shutdown in May 1999.

       At December 31, 2000, the Company had the following nominal capacities, which are affected by product mix:


                                                PRODUCTION           2000
                                                 CAPACITY         PRODUCTION
                                                ----------        ----------
                                                         (IN TONS)

                 Melting.......................  1,200,000          840,800
                 Finishing Mills (1)...........  1,200,000          740,300

             ----------------
             (1) Includes the production capacity and production in 2000 of 150,000 tons and 22,500 tons, respectively, of the seamless pipe mill.

       Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. On June 19, 1996, Oregon Steel completed a public offering of $235 million principal amount of 11% First Mortgage Notes due 2003 ("Notes"). The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes. The Notes and guarantees are secured by a lien on substantially all of the property, plant and equipment of the Company and CF&I. (See Note 10 to the Company's Consolidated Financial Statements and Note 8 to CF&I's Financial Statements.)


ITEM 3.    LEGAL PROCEEDINGS

       See Part I, Item 1, "Business - Labor Dispute", for the status of the labor dispute at RMSM.

       See Part I, Item 1, "Business - Environmental Matters", for discussion of lawsuit initiated by the Union alleging violations of the CAA.

       In February 2001, the Company reached a settlement with the CDPHE, agreeing to pay $600,000 in penalties for alleged violations of the state's air quality and opacity regulations (see Part I, Item 1, "Business - Environmental Matters"), and committed $400,000 for as-yet unspecified environmental projects within the Pueblo, Colorado community. In addition, the Company committed over the next two years to alter its operating procedures and make capital expenditures to install additional air pollution control equipment. The Company expects these expenditures to total $15 million. The Company will also be required to make on-going annual expenditures of approximately $200,000 for the next two years to monitor progress towards achieving agreed upon operating conditions, and for another two years after that period to monitor compliance with the agreed upon operating conditions.

       The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

       The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, on-site remediation of environmental contamination or earthquake damage to its Napa Mill and related properties because of the high cost of such insurance coverage. There is no assurance that the insurance coverage currently carried by the Company will be available in the future at reasonable rates, if at all.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were voted upon during the fourth quarter of 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. CF&I has no independent executive officers.

       The name of each executive officer of the Company, age as of February 1, 2001, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:


                                                           ASSUMED PRESENT
EXECUTIVE         AGE   POSITION(S)                        EXECUTIVE POSITION(S)


Joe E. Corvin     56    Chairman of the Board, President   May 1999
                        and Chief Executive Officer

L. Ray Adams      50    Vice President - Finance, Chief    April 1994
                        Financial Officer and Treasurer

Robert A. Simon   38    Vice President and General         March 2000
                        Manager

Jeff S. Stewart   39    Corporate Controller and           April 2000
                              Secretary



       Each of the executive officers named above has been employed by the Company or Oregon Steel in an executive or managerial role for at least five years.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       Neither the Company's common stock nor CF&I's partnership interests are publicly traded. At December 31, 2000, the number of the Company's stockholders of record was 4. No dividends have been paid on the common stock.


ITEM 6.    SELECTED FINANCIAL DATA

       The financial data included in the table have been selected by the Company and have been derived from the consolidated financial statements for those years.

                                                                         YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                 2000            1999             1998              1997             1996
                                               --------        ---------        --------          --------         --------
                                                              (In thousands, except ton and per ton amounts)
Sales                                          $271,394        $ 252,162        $355,636          $402,295         $393,696
Cost of sales                                   235,580          234,837         319,792           368,869          361,465
Settlement of litigation                              -           (4,539)         (4,545)                -                -
Gain on sale of assets                             (477)               -          (4,746)           (2,228)               -
Selling, general and administrative
      expenses                                   17,740           19,462          23,376            23,800           17,600
Profit participation                                127                -             363             1,331              275
                                               --------        ---------        --------          --------         --------
           Operating income                      18,424            2,402          21,396            10,523           14,356
Interest expense                                (26,755)         (26,092)        (25,555)          (25,790)         (22,803)
Other income, net                                 2,884              520             355             2,224              659
Minority interests                                  628            1,200             560               882              607
Income tax benefit (expense)                      1,688            8,718            (439)            4,529            2,729
                                               --------        ---------        --------          --------         --------
          Net loss                             $ (3,131)       $ (13,252)       $ (3,683)         $ (7,632)        $ (4,452)
                                               ========        =========        ========          ========         ========

BALANCE SHEET DATA  (AT DECEMBER 31):
Working capital                                $ 27,540        $   9,156        $ 12,365          $ 14,906         $ 49,210
Total assets                                    358,790          336,581         352,353           364,087          388,062
Current liabilities                              72,040           58,412          68,512            70,894           57,809
Long-term debt (1)                              236,010          224,252         217,023           220,387          250,416
Total stockholders' equity (deficit)             (9,003)          (5,872)          7,380            11,063           18,695

OTHER DATA:
Depreciation and amortization                  $ 18,624         $ 18,365        $ 17,061          $ 13,573          $12,931
Capital expenditures                           $  7,487         $  6,810        $ 10,914          $ 12,846          $35,060
Total tonnage sold                              757,000          734,900         861,700           907,600          893,200

Operating margin                                    6.8%            1.0%             6.0%             2.6%             3.6%
Operating income per ton sold                       $24              $3              $25              $12              $16

------------------
(1)  Excludes current portion of long-term debt.


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

       The following table sets forth for the Company, for the periods indicated, the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                       YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 -------     ------     ------
INCOME STATEMENT DATA:
Sales                                             100.0%      100.0%     100.0%
Cost of sales                                      86.8        93.1       89.9
Settlement of litigation                              -        (1.8)      (1.3)
Gain on sale of assets                              (.2)          -       (1.3)
Selling, general and administrative expenses        6.6         7.7        6.6
Profit participation expense                          -           -         .1
                                                 ------      ------     ------
     Operating income                               6.8         1.0        6.0
Interest expense                                   (9.8)      (10.4)      (7.2)
Other income, net                                   1.0          .2         .1
Minority interests                                   .2          .5         .2
                                                 ------      ------     ------
     Loss before income taxes                      (1.8)       (8.7)       (.9)
Income tax benefit (expense)                         .6         3.4        (.1)
                                                 ------      ------     ------
     Net loss                                      (1.2)%      (5.3)%     (1.0)%
                                                 ======      ======     ======

BALANCE SHEET DATA:
Current ratio                                     1.4:1       1.2:1      1.2:1
Total debt as a percentage of capitalization       95.0%       93.6%      88.5%

       The following table sets forth for the Company, for the periods indicated, tonnage sold, revenue, average selling price per ton sold and other data:

                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                           2000           1999           1998
                                         --------       --------       --------
TONNAGE SOLD:
Rail                                      314,700        299,000        401,400
Rod and Bar                               395,100        407,600        354,500
Seamless Pipe (1)                          10,400         19,600         68,900
Semifinished                               36,800          8,700         36,900
                                          -------        -------        -------
        Total                             757,000        734,900        861,700
                                          =======        =======        =======

REVENUES:
Sales (in thousands)                     $271,394       $252,162       $355,636
Average selling price per ton sold           $358         $  343         $  413

-----------------
(1) The Company suspended operation of the seamless pipe mill ceased in May 1999. Operations of the mill resumed in October 2000.

       In addition to its ownership interest in CF&I, the Company owns Colorado & Wyoming Railway Company, a short-line railroad, serving principally the Pueblo Mill. For the years ended December 31, 2000, 1999 and 1998, sales of CF&I were 97.5, 97.2 and 98.1 percent, respectively, of the consolidated sales of the Company. For the years ended December 31, 2000, 1999 and 1998, cost of sales of CF&I were 98.1, 97.2, and 98.2 percent, respectively, of the consolidated cost of sales of the Company.

       During the fourth quarter of 2000, sales were $59.7 million on shipments of 194,300 tons with an average selling price of $365 per ton compared to sales of $55.4 million on shipments of 163,200 tons with an average selling price of $340 per ton during the fourth quarter of 1999. Increased fourth quarter 2000 shipment levels are the result of increased rail shipments partially offset by decreased rod and bar shipments as compared to the fourth quarter of 1999. Rail and rod and bar shipments were 77,200 tons and 106,400 tons, respectively, in the fourth quarter of 2000 compared to 59,000 tons and 101,800 tons, respectively, in the fourth quarter of 1999. The increased average selling price compared to 1999 is the result of increased shipments of rail products and the resumption of production at the seamless pipe mill and corresponding pipe shipments. Rod and bar shipments represented 54.7 percent of total fourth quarter shipments for the Company as compared to 62.4 percent for the corresponding period in 1999.

       Gross profits as a percentage of sales for the fourth quarter of 2000 were 15.7 percent compared to 5.7 percent for the fourth quarter of 1999. Gross profit for the fourth quarter of 2000 was improved by the shift in product mix as discussed above.

       The Company expects results of operations for 2001 to be positively impacted by improving market conditions for its rod and bar products, with gradual increases in average selling prices and improvement in gross margin throughout the year for these products. However, rail production and shipments are expected to decrease as a result of projected procurement cutbacks on the part of the major railroad companies. The Company anticipates that in 2001 it will ship approximately 280,000 tons of rail and 484,000 tons of rod, bar, and semifinished products. Strong demand for all OTCG products, including seamless pipe, is envisioned for the entire 2001 year, and the Company anticipates shipment of 120,000 tons of seamless pipe during the year. These results are subject to risks and uncertainties, and actual results could differ materially.

COMPARISON OF 2000 TO 1999

       SALES. Sales in 2000 of $271.4 million increased $19.2 million, or 7.6 percent from sales of $252.2 million for 1999. The Company shipped 757,000 tons at an average selling price of $358 per ton for 2000 compared to 734,900 tons at an average selling price of $343 per ton for 1999. The increase in average selling price results primarily from the shift in product mix to higher priced rail products from rod and bar products and an increase in the average selling price for all of the Division's product lines for 2000 as compared to 1999. Seamless pipe was particularly affected, with the average selling price increasing by $230 per ton as compared to the period one year ago. The seamless pipe mill restarted operations in October 2000 after being idled in May 1999, in response to the market opportunities created by the recent activity in oil and gas drilling in the western United States and Canada.

       GROSS PROFIT. Gross profit was $35.8 million, or 13.2 percent for 2000 compared to $17.3 million, or 6.9 percent for 1999. The $18.5 million increase in gross profit was primarily due to increases in rod and bar and seamless profitability due to increases in average selling prices noted above. The Company was able to sell a greater percentage of specialty rod products in 2000 as compared to 1999, resulting in improved average margins for the Company's rod and bar products. Additionally, the effect of restarting the seamless mill also added to gross profit, as the seamless mill was reopened with minimal start-up costs, as opposed to the significant shutdown and severance costs incurred in 1999 when operation of the mill was suspended. The increases were offset partially by the increased costs of producing rail products for 2000 as compared to 1999.

       SETTLEMENT OF LITIGATION. The Company recorded a $4.5 million gain for 1999 from litigation settlements with various graphite electrode suppliers.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses at $17.7 million for 2000 decreased $1.8 million or 8.8 percent from $19.5 million for 1999. SG&A expenses decreased as a percentage of sales to 6.5 percent for 2000 from 7.7 percent for 1999, primarily due to the decrease in costs for 2000 despite an increase in shipments and revenues. The decrease in cost for 2000 is due primarily to reduced shipping expenses.

       PROFIT PARTICIPATION. Profit participation plan expense was $127,000 for 2000 compared to no expense for 1999. The increase in 2000 reflects the improved operating performance of the Company in the fourth quarter of 2000.

       INTEREST EXPENSE. Total interest expense for 2000 at $26.8 million was an increase from 1999 at $26.1 million; resulting from an increase in the Company's average borrowings outstanding in 2000 from Oregon Steel as compared to 1999.

       INCOME TAX EXPENSE. The Company's effective benefit rate for state and federal taxes for 2000 was 35.0 percent as compared to an income tax rate of
39.7 percent for 1999.

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

       The decreased average selling price in 1999 is due to reduced pricing for most of the Company's products and reduced volumes of seamless pipe and rail shipments, which generally have higher average selling prices than the Company's other products. Shipments associated with rail and seamless pipe products represented 40.7 and 2.7 percent, respectively, of total 1999 shipments as compared to rail and seamless pipe product shipments in 1998 which represented
46.6 and 8.0 percent, respectively, of total 1998 shipments.

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

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1999 decreased $3.9 million compared to total 1998 expense of $23.4 million. The decrease in 1999 is due primarily to three factors; a decrease in costs specifically related to the labor dispute with the Union, a decrease in the 1999 employee benefit costs, and a reduction in the support workforce that occurred in the fourth quarter of 1998. The employee benefit costs in 1998 included a one-time charge for much of the costs associated with the Company's offering voluntary early retirement packages to certain management employees. A significant number of the employees accepted the packages, which led to the decrease in the average support workforce for 1999 as compared to the average support workforce for 1998. The percentage of SG&A expense to sales increased from 6.6 percent for 1998 to 7.6 percent for 1999 as a result of lower average selling prices and reduced shipments.

       INTEREST EXPENSE. Total interest cost for 1999 was $26.1 million, an increase of $537,000 compared to 1998. The increase for 1999 results primarily from an increase in the Company's average borrowings outstanding in 1999 from Oregon Steel as compared to 1998. Capitalized interest associated with construction in progress was $230,000 and $376,000 for 1999 and 1998, respectively.

       INCOME TAXES. The Company's effective income tax rate for state and federal taxes was a benefit rate of 39.7 percent for 1999 compared to a tax rate of 13.5 percent for 1998. The effective tax rate for 1998 varied from the combined state and federal statutory rate due to an establishment of a $3.1 million valuation allowance for state tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

       Cash flow used in 2000 operations was $7.8 million compared to $1.1 million cash used in operations in 1999. The major items affecting this $6.7 million overall decrease in cash flow was a smaller net loss in 2000 ($10.1 million), a decrease in deferred taxes ($5.9 million) and an increase in accounts payable ($17.6 million) in 2000 compared to 1999. These increases in cash used were offset by a decrease in trade accounts receivable ($23.3 million) and a decrease in inventory in 2000 versus 1999 ($21.5 million).

       CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets of CF&I Steel, principally the Pueblo Mill. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of December 31, 2000, the outstanding balance on the debt was $23.2 million, of which $14.5 million was classified as long-term.

       Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of December 31, 2000, $221.5 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.6 percent. The principal is due on demand or, if no demand is made, due December 31, 2002. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

       The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs, and if available, that such sources of financing would be available on terms as favorable to the Company as that provided by Oregon Steel. The failure of either the Company or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on the Company and CF&I.

       Oregon Steel has outstanding $228.3 million principal amount of 11% First Mortgage Notes due 2003. The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and CF&I.

       Oregon Steel maintains a $125 million credit facility that is guaranteed by the Company and CF&I and collateralized, in part, by substantially all of the Company's and CF&I's inventory and accounts receivable.

       During 2000, the Company expended approximately $6.7 million, excluding capitalized interest, on its capital program. For 2001, the Company has budgeted, excluding capitalized interest, approximately $10 million for capital projects at its manufacturing facilities.

       IMPACT OF INFLATION. Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

NEW ACCOUNTING PRONOUNCEMENTS

        See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements for the Company and - Notes to Financial Statements for CF&I".

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company has entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term debt and long-term debt.

       The following discussion of market risks necessarily makes forward looking statements. There can be no assurance that actual changes in market conditions and rates and fair values will not differ materially from those used in the sensitivity and fair value calculations discussed. Factors which may cause actual results to differ materially include, but are not limited to: greater than 10 percent changes in interest rates, changes in income or cash flows requiring significant changes in the use of debt instruments or the cash flows associated with it, or changes in commodity market conditions affecting availability of materials in ways not predicted by the Company.

INTEREST RATE RISK

       Sensitivity analysis is used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of future cash flows related to these market sensitive instruments. The discount rates used for such present value computations were selected based on market interest rates in effect at December 31, 2000 plus or minus 10 percent.

        A 10 percent decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $9.6 million. A 10 percent increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $9.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of New CF&I, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(ii) on page 46 present fairly, in all material respects, the financial position of New CF&I, Inc. and its subsidiaries at December 31, 2000, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(v) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
January 25, 2001



                                 NEW CF&I, INC.
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                                             DECEMBER 31,
                                                                                  -----------------------------------
                                                                                     2000        1999         1998
                                                                                  ---------    ---------    ---------
                                                       ASSETS
Current assets:
   Cash and cash equivalents                                                      $       5     $      5    $       3
   Trade accounts receivable, less allowance
      for doubtful accounts of $640, $638 and $500                                   45,485       27,214       32,259
   Inventories                                                                       50,501       35,398       41,773
   Deferred tax asset                                                                 2,840        4,013        5,048
   Other                                                                                749          938        1,794
                                                                                  ---------     --------    ---------
       Total current assets                                                          99,580       67,568       80,877
                                                                                  ---------     --------    ---------

Property, plant and equipment:
   Land and improvements                                                              3,475        3,574        3,574
   Buildings                                                                         18,651       18,525       18,525
   Machinery and equipment                                                          245,217      248,948      242,745
   Construction in progress                                                           3,830        1,416        1,991
                                                                                  ---------     --------    ---------
                                                                                    271,173      272,463      266,835
   Accumulated depreciation                                                         (76,370)     (65,366)     (49,045)
                                                                                  ---------     --------    ---------
                                                                                    194,803      207,097      217,790
                                                                                  ---------     --------     --------
Cost in excess of net assets acquired, net                                           32,883       33,903       34,923
Other assets                                                                         31,524       28,013       18,763
                                                                                  ---------     --------     --------
                                                                                  $ 358,790     $336,581     $352,353
                                                                                  =========     ========     ========

                                                    LIABILITIES
Current liabilities:
   Current portion of long-term debt                                              $   8,625     $  7,861     $  7,164
   Accounts payable                                                                  42,682       32,680       39,593
   Accrued expenses                                                                  20,733       17,871       21,755
                                                                                  ---------     --------     --------
       Total current liabilities                                                     72,040       58,412       68,512
Long-term debt                                                                       14,536       23,162       31,023
Long-term debt -- Oregon Steel Mills, Inc.                                          221,474      201,090      186,000
Environmental liability                                                              30,850       30,850       30,850
Deferred employee benefits                                                            7,053        7,099        6,748
                                                                                  ---------     --------     --------
                                                                                    345,953      320,613      323,133
                                                                                  ---------     --------     --------
Redeemable common stock, 26 shares
    Issued and outstanding (Note 9)                                                  21,840       21,840       21,840
                                                                                  ---------     --------     --------
Commitments and contingencies (Note 10)
                                            STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $1 per share,
   1,000 shares authorized;  174 shares
   issued and outstanding                                                                 1            1            1
Additional paid-in capital                                                           16,603       16,603       16,603
Accumulated deficit                                                                 (25,607)     (22,476)      (9,224)
                                                                                  ---------     --------     --------
                                                                                     (9,003)      (5,872)       7,380
                                                                                  ---------     --------     --------
                                                                                  $ 358,790     $336,581     $352,353
                                                                                  =========     ========     ========


                         The accompanying notes are an integral part of the consolidated financial statements.

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                               FOR THE YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                               2000         1999         1998
                                             --------     --------     --------


Sales                                        $271,394     $252,162     $355,636
                                             --------     --------     --------

Costs and expenses:
     Cost of sales                            235,580      234,837      319,792
     Settlement of litigation                      --       (4,539)      (4,545)
     Gain on sale of assets                      (477)          --       (4,746)
     Selling, general and administrative       17,740       19,462       23,376
     Profit participation                         127            -          363
                                             --------     --------     --------
                                              252,970      249,760      334,240
                                             --------     --------     --------
          Operating income                     18,424        2,402       21,396
Other income (expense):
     Interest and dividend income                 149          100           33
     Interest expense                         (26,755)     (26,092)     (25,555)
     Minority interests                           628        1,200          560
     Other, net                                 2,735          420          322
                                             --------     --------     --------

         Loss before income taxes              (4,819)     (21,970)      (3,244)

Income tax benefit (expense)                    1,688        8,718         (439)
                                             --------     --------     --------

          NET LOSS                           $ (3,131)    $(13,252)    $ (3,683)
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



                                                       NEW CF&I, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (IN THOUSANDS EXCEPT SHARES)

                                                                        ADDITIONAL
                                                COMMON STOCK
                                            --------------------         PAID-IN          ACCUMULATED
                                            SHARES        AMOUNT         CAPITAL            DEFICIT                TOTAL
                                            ------        ------        ----------        -----------           ---------
BALANCES, DECEMBER 31, 1997                  174           $  1          $16,603            $ (5,541)           $ 11,063

     Net loss                                                                                 (3,683)             (3,683)
                                             ---           ----          -------            --------            --------

BALANCES, DECEMBER 31, 1998                  174              1           16,603              (9,224)              7,380

     Net loss                                                                                (13,252)            (13,252)
                                             ---           ----          -------            --------            --------

BALANCES, DECEMBER 31, 1999                  174              1           16,603             (22,476)             (5,872)

     Net loss                                                                                 (3,131)             (3,131)
                                             ---           ----          -------            --------            --------

BALANCES, DECEMBER 31, 2000                  174           $  1          $16,603            $(25,607)           $ (9,003)
                                             ===           ====          =======            ========            ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.



                                                       NEW CF&I, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                       2000          1999            1998
                                                                     ---------    ----------       --------
Cash flows from operating activities:
   Net loss                                                           $ (3,131)    $ (13,252)      $ (3,683)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                 18,624        18,635         17,061
          Deferred income taxes                                         (2,440)       (8,338)          (367)
          Gain on sale of property, plant and equipment                   (477)            -         (4,746)
          Minority interest                                               (628)       (1,200)          (560)
          Other                                                              -            68           (212)
          Changes in operating assets and liabilities:
              Trade accounts receivable                                (18,271)        5,045          4,905
              Inventories                                              (15,103)        6,375             69
              Accounts payable                                          10,750        (6,913)         3,404
              Accrued expenses and deferred employee benefits            2,696        (2,333)        (4,932)
              Other                                                        189           833         (1,407)
                                                                       -------      --------       --------
                  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (7,791)       (1,080)         9,532
                                                                       -------      --------       --------
Cash flows from investing activities:
    Additions to property, plant and equipment                          (7,487)       (6,810)       (10,914)
    Proceeds from disposal of property, plant and  equipment             2,812             -          4,980
    Other, net                                                             (57)          (34)           (25)
                                                                       -------      --------       --------
        NET CASH USED IN INVESTING ACTIVITIES                           (4,732)       (6,844)        (5,959)
                                                                       -------      --------       --------
Cash flows from financing activities:

     Borrowings from Oregon Steel Mills, Inc.                          151,963       180,928        232,653
     Payments to Oregon Steel Mills, Inc.                             (131,579)     (165,838)      (228,853)
     Payment of long-term debt                                          (7,861)       (7,164)        (7,373)
                                                                       -------      --------       --------
     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                            12,523         7,926         (3,573)
                                                                       --------     --------       --------

Net increase in cash and cash equivalents                                    -             2              -
Cash and cash equivalents at beginning of year                               5             3              3
                                                                       -------      --------       --------
Cash and cash equivalents at end of year                               $     5      $      5       $      3
                                                                       =======      ========       ========

Supplemental disclosures of cash flow information:
Cash paid for:
         Interest                                                      $24,886      $ 26,217       $ 26,885
         Income tax paid to parent company                             $     -      $    574       $      -


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

     The Company was incorporated in the State of Delaware on May 5, 1992, as a wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel").

     On March 3, 1993, the Company (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and, (2) as the general partner, acquired for $22.2 million a 95.2 percent interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I"). The remaining 4.8 percent interest was acquired by the Pension Benefit Guaranty Corporation ("PBGC") as a limited partner. On October 1, 1997, Oregon Steel purchased PBGC's interest in CF&I, and subsequently sold 0.5 percent to another shareholder in the Company.


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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, including interest capitalized during construction of $215,000, $230,000, and $376,000 in 2000, 1999 and 1998, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

     The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $7.9 million, $6.9 million, and $5.9 million in 2000, 1999 and 1998, respectively. The carrying value of costs in excess of net assets acquired will be reviewed and adjusted if the facts and circumstances suggest that they may be impaired.

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

REVENUE RECOGNITION

     The Company recognizes revenues when title passes, the earnings process is substantially complete and the collection of the proceeds from the exchange is reasonably assured, which generally occurs upon shipment of the Company's products.

SEGMENT REPORTING

     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with the criteria of SFAS 131, the Company operates in a single reportable segment, which is the steel industry.

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

NEW ACCOUNTING PRONOUNCEMENT

      The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is not expected to have a significant effect on the Company's results of operations or its financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, which was required to be adopted by the Company by the fourth quarter of the year ended December 31, 2000. SAB No. 101 codifies the SEC's views regarding the recognition of revenues. The Company adopted SAB No. 101, effective January 1, 2000; however, the impact on the Company's consolidated financial position and consolidated results of operations was immaterial.

3.   INVENTORIES

       Inventories were as follows at December 31:

                                             2000          1999           1998
                                           --------      -------        -------
                                                      (In thousands)

     Raw materials                         $ 7,412       $10,504        $ 9,328
     Semifinished product                   13,140         6,438         16,154
     Finished product                       20,969        13,348         11,200
     Stores and operating supplies           8,980         5,108          5,091
                                           -------       -------        -------
          Total inventory                  $50,501       $35,398        $41.773
                                           =======       =======        =======


4.   SUPPLEMENTAL CASH FLOW INFORMATION

     At December 31, 1998, the Company acquired property, plant and equipment for $529,000, which was included in accounts payable.


5.  DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

     The Company incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally a steel mill located in Pueblo, Colorado, ("Pueblo Mill") of CF&I Steel Corporation. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent.

     Borrowing requirements for capital expenditures and working capital have been provided through a revolving loan from Oregon Steel to CF&I. The loan includes interest on the daily amount outstanding, paid monthly, at the rate of
11.64 percent. The principal is due on demand or, if no demand, due December 31, 2002. See Note 12 for discussion of the resultant transactions.

     At December 31, 2000, principal payments on long-term debt were due as follows (in thousands):


2001                                                                  $  8,625
2002                                                                   230,938
2003                                                                     5,072
                                                                      --------
                                                                      $244,635
                                                                      ========


     Although the Company generated substantial operating profit for the year ended December 31, 2000, the Company experienced a net loss and negative cash flows from operations for the same period. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing. The Company has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. The Company expects that operations will continue for 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business.
The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments at December 31 were as follows:


                                                    2000                       1999                        1998
                                       ---------------------------    -----------------------    -------------------------
                                           CARRYING        FAIR          CARRYING     FAIR          CARRYING      FAIR
                                            AMOUNT        VALUE          AMOUNT       VALUE          AMOUNT       VALUE
                                       --------------- -----------    ----------- -----------    ----------- -------------
                                                                         (IN THOUSANDS)
Cash and cash equivalents               $      5      $      5       $      5      $      5       $      3      $      3
Long-term debt, including
     current portion                      23,162        22,779         31,023        28,598         38,187        34,589
Long-term debt to Oregon Steel           221,474       154,000        201,090       193,723        186,000       177,236


     The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of long-term debt, both to external parties and to Oregon Steel are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.


7.    INCOME TAXES

     The income tax benefit (expense) consisted of the following:

                                           2000           1999            1998
                                         -------        -------         -------
                                                     (In thousands)
Current:
     Federal                             $ (659)         $  387         $ (535)
     State                                  (94)             (7)           (40)
                                         ------         -------         ------
                                           (753)            380           (575)
                                         ------         -------         ------

Deferred:
     Federal                                503           7,520          1,288
     State                                1,938             818         (1,152)
                                        -------         -------         ------
                                          2,441           8,338            136
                                        -------         -------         ------
Income tax benefit (expense)            $ 1,688         $ 8,718         $ (439)
                                        =======         =======         =======


     A reconciliation of the statutory benefit rate to the effective benefit (tax) rate on loss before income taxes is as follows:

                                      2000             1999            1998
                                     -----            ------         -------

Federal                              35.0%             35.0%           35.0%
State                                                   3.7           (41.2)
                                      5.1
Other                                (5.1)              1.0            (7.3)
                                     ----              ----           -----
                                     35.0%             39.7%          (13.5)%
                                     ====              ====           ======

     The current and noncurrent components of the net deferred tax assets at December 31 were as follows:

                                                         2000            1999            1998
                                                       --------        --------        --------
                                                                    (In thousands)

Net current deferred tax asset:
     Assets:
         Inventories                                   $    868        $  1,384        $  1,621
         Accrued expenses                                 1,517           2,385           3,234
         Accounts receivable                                455             244             193
                                                       --------        --------        --------
Net current deferred tax asset                         $  2,840        $  4,013        $  5,048
                                                       ========        ========        ========

Net noncurrent deferred tax asset:
      Assets:
          Net operating loss carryforward              $ 54,932        $ 52,825        $ 41,739
          Environmental liability                        12,417          12,473          12,790
          State tax credits                               5,546           5,383           5,403
          Other                                           5,667           3,648           2,790
                                                       --------        --------        --------
                                                         78,562          74,329          62,722
          Valuation allowance                            (3,105)         (3,106)         (3,106)
                                                       --------        --------        --------
                                                         75,457          71,223          59,616
                                                       --------        --------        --------

       Liabilities:
          Property, plant and equipment                  47,051          46,115          43,265
          Costs in excess of net assets acquired          9,987          10,301          10,917
                                                       --------        --------        --------
                                                         57,038          56,416          54,182
                                                       --------        --------        --------
Net noncurrent deferred tax asset                      $ 18,419        $ 14,807        $  5,434
                                                       ========        ========        ========


     At December 31, 2000, 1999 and 1998, the Company included in accounts payable amounts due to Oregon Steel of $784,000, $32,000, and $986,000, respectively, related to income taxes.

     At December 31, 2000, the Company had state tax credits of $5.5 million related to enterprise zone credits for eligible completed capital projects, expiring 2002 through 2012.

At December 31, 2000, the Company had $145.5 million in federal net operating loss carryforwards expiring in 2010 through 2020 that it expects to utilize through a tax sharing agreement with Oregon Steel. In addition, the Company has $162.7 million in state net operating loss carryforwards expiring in 2010 through 2020.

     The Company maintained a valuation allowance of $3.1 million for December 31, 2000, 1999 and 1998 for state tax credit carryforwards. Management believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.


8.   EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has noncontributory defined benefit retirement plans covering all of the eligible employees of the Company. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA.

     The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

                                                                        2000         1999          1998
                                                                     ---------     ---------     ---------
                                                                                   (In thousands)
Change in benefit obligation
----------------------------
Projected benefit obligation at January 1                            $ 20,861      $ 22,168      $ 14,242
Service cost                                                            1,179         1,476         1,202
Interest cost                                                           1,523         1,462           987
Actuarial (gain) loss                                                     (72)       (3,236)        3,361
Early retirement benefits                                                  --            --         2,528
Benefits paid                                                          (1,004)       (1,009)         (152)
                                                                     --------      --------      --------
Projected benefit obligation at December 31                            22,487        20,861        22,168
                                                                     --------      --------      --------

Change in plan assets
---------------------
Fair value of plan assets at January 1                                 19,668        17,806        13,643
Actual return (loss) on plan assets                                      (943)        2,546         2,759
Company contribution                                                       --           325         1,556
Benefits paid                                                          (1,004)       (1,009)         (152)
                                                                     --------      --------      --------
Fair value of plan assets at December 31                               17,721        19,668        17,806
                                                                     --------      --------      --------

Projected benefit obligation in excess of plan assets                  (4,766)       (1,193)       (4,362)
Unrecognized net (gain) loss                                             (114)       (2,677)        1,666
                                                                     --------      --------      --------

Pension liability recognized in consolidated balance
   sheet                                                             $ (4,880)     $ (3,870)     $ (2,696)
                                                                     ========      ========      ========

      Net pension cost was $1.0 million, $1.5 million and $3.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 1998, the Company offered a voluntary early retirement package to certain management employees at CF&I. As a result, the projected benefit obligation and the pension cost were increased by $2.5 million.

     Common stock and bond funds, and marketable fixed income securities represent 79.7 percent and 20.3 percent, respectively, of plan assets at December 31, 2000.

       The following table sets forth the significant actuarial assumptions for the Company's pension plans:

                                                     2000      1999      1998
                                                     -----     -----     ----
Discount rate                                        7.5%      7.5%      6.8%
Rate of increase in future compensation levels       4.0%      4.0%      4.0%
Expected long-term rate of return on plan assets     8.5%      8.5%      8.5%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

     The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                2000       1999       1998
                                              --------   -------    --------
                                                     (In thousands)
Change in benefit obligation
----------------------------
Accumulated postretirement benefit
   obligation at January 1                    $ 9,179    $ 8,286    $ 7,303
Service cost                                       90        109         77
Interest cost                                     661        541        488
Actuarial loss                                    254        252        525
Plan amendments                                    --        430        273
Benefits paid                                    (525)      (439)      (380)
                                              -------    -------    -------
Accumulated postretirement benefit
   obligation at December 31                    9,659      9,179      8,286
                                              -------    -------    -------

Accumulated benefit obligation in
   excess of plan assets                       (9,659)    (9,179)    (8,286)
Unrecognized net loss                           1,511      1,306      1,084
Unrecognized prior service cost                   602        673        273
                                              -------    -------    -------
Postretirement liability recognized
     in consolidated balance sheet            $(7,546)   $(7,200)   $(6,929)
                                              =======    =======    =======


     Net postretirement benefit cost was $871,000, $710,000, and $518,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent, 7.5 percent, and 6.8 percent in 2000, 1999 and 1998, respectively.

OTHER EMPLOYEE BENEFIT PLAN

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

     The Company has qualified Thrift (401(k)) plans for eligible employees under which the Company matches 25 or 50 percent, depending on plan, of the first 4 or 6 percent of the participants' deferred compensation. Company contribution expense in 2000, 1999 and 1998 was $265,000, $262,000 and $268,000,
respectively.


9.    SALES OF REDEEMABLE COMMON STOCK

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

10.     COMMITMENTS AND CONTINGENCIES

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

      In connection with the 1993 acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2000, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, the result for CF&I could have been the levying of significant fines and penalties, requirements to alter its operating practices, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. At December 31, 2000, the Company had recorded as a charge to earnings $550,000 as its best estimate of the liability associated with the CDPHE inspection.

     In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. CF&I expects that the impact of any adverse determination reached in this matter would be at least partially mitigated as a result of a potential agreement with the CDPHE as discussed above. In the opinion of management, the outcome of this matter should not have a material adverse effect on the consolidated financial condition of the Company.

GUARANTEES

     Oregon Steel has payable to outside parties $228.5 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and CF&I (collectively "Guarantors") guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

     In addition, Oregon Steel maintains a $125 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors.

LABOR DISPUTE

     The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike of approximately 1,000 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, contractors and striking employees whom returned to work and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees. At December 31, 2000, approximately 530 formerly striking employees had either returned to work or had declined CF&I's offer of equivalent work. At December 31, 2000, approximately 430 formerly striking workers remain unreinstated ("Unreinstated Employees").

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

     In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. A separate hearing concluded in February 2000 with the judge for that hearing rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. Given the inability to either determine the extent the adverse and offsetting mitigating factors discussed above will impact the liability or to quantify the financial impact of any of these factors, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

     During the strike by the Union at CF&I, 38 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that the C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

     The United Transportation Union ("UTU") representing thirty of the former employees asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

     Of the remaining former C&W employees, the claims are either pending or have been adjudicated in favor of C&W. For those matters that are still pending, C&W intends to vigorously defend itself, and believe that it has meritorious defenses against the outstanding claims. For those claims that have been decided in its favor, there is no assurance that further appeals will not be pursued by the claimant or his union. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount that would result from adverse court or arbitral decisions.

OTHER CONTINGENCIES

     The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.


11.  MAJOR CUSTOMERS

     During 2000, the Company derived 21.5 percent, 7.8 percent and 6.3 percent of its sales from sales to its three most significant customers. During 1999 and 1998, the Company earned 14.9 percent, 14.1 percent and 11.9 percent, and 18.0 percent, 17.5 percent and 11.2 percent, respectively, of its sales from sales to these same customers.


12.  RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

     The Company pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Company. The following table summarizes the transactions between the Company and Oregon Steel:

                                                      2000       1999     1998
                                                     -------   -------   -------
                                                            (In thousands)
Oregon Steel administrative fees                    $  3,825   $ 3,377   $ 3,175
Interest expense on notes payable to Oregon  Steel    24,263    22,963    21,777
Notes payable to Oregon Steel at December 31         221,474   201,090   186,000
Accounts payable to Oregon Steel at December 31        5,776     5,415     5,866

NIPPON STEEL CORPORATION

     In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, CF&I pays royalties to Nippon based on sales of DHH rail. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties. The following table summarizes the transactions between the Company and Nippon:

                                                    2000       1999        1998
                                                   ------    -------     -------
                                                         (In thousands)
Payments to Nippon for the year ended December 31    $484      $656        $672
Accounts payable to Nippon at December 31             794       179         502


13.  SETTLEMENT OF LITIGATION

     Operating income for 1999 and 1998 includes a $4.5 million gain in each year from a settlement of outstanding litigated claims with certain graphite electrode suppliers.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
CF&I Steel, L.P.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(iv) on page 46 present fairly, in all material respects, the financial position of CF&I Steel, L.P. at December 31, 2000, 1999, and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(v) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
January 25, 2001



                                CF&I STEEL, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                         DECEMBER 31,
                                                                            -----------------------------------
                                                                               2000         1999        1998
                                                                            ---------    ---------    ---------
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                 $      2     $      2     $     --
   Trade accounts receivable, less allowance for
       doubtful accounts of $640, $638 and $500                                42,743       26,167       31,653
   Inventories                                                                 50,293       35,157       41,596
   Other                                                                          440          747        1,603
                                                                             --------     --------     --------
       Total current assets                                                    93,478       62,073       74,852
                                                                             --------     --------     --------

Property, plant and equipment:
   Land and improvements                                                        3,470        3,569        3,569
   Buildings                                                                   18,419       18,419       18,419
   Machinery and equipment                                                    242,691      246,445      240,241
   Construction in progress                                                     3,806        1,416        1,990
                                                                             --------     --------     --------
                                                                              268,386      269,849      264,219
   Accumulated depreciation                                                   (74,757)     (63,863)     (47,784)
                                                                             --------     --------     --------
                                                                              193,629      205,986      216,435
                                                                             --------     --------     --------

Cost in excess of net assets acquired, net                                     32,883       33,903       34,923
Other assets                                                                   12,864       12,966       13,089
                                                                             --------     --------     --------
                                                                             $332,854     $314,928     $339,299
                                                                             ========     ========     ========


                                                     LIABILITIES

Current liabilities:
   Current portion of long-term debt                                         $  8,625     $  7,861     $  7,164
   Accounts payable                                                            53,575       40,834       46,932
   Accrued expenses                                                            20,617       18,649       20,235
                                                                             --------     --------     --------
       Total current liabilities                                               82,817       67,344       74,331
Long-term debt                                                                 14,536       23,162       31,023
Long-term debt - Oregon Steel Mills, Inc.                                     221,474      201,090      186,000
Long-term debt - New CF&I, Inc.                                                21,756       21,756       21,756
Environmental liability                                                        30,850       30,850       30,850
Deferred employee benefits                                                      7,053        7,099        6,747
                                                                             --------     --------     --------
                                                                              378,486      351,301      350,707
                                                                             --------     --------     --------

Commitments and contingencies (Note 8)

                                                  PARTNERS' DEFICIT
General partner                                                               (45,632)     (36,373)     (11,408)
                                                                             ---------    --------     --------
                                                                             $332,854     $314,928     $339,299
                                                                             ========     ========     ========


                              The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)




                                               FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               2000         1999         1998
                                             --------      --------    --------


Sales                                        $264,648     $245,223     $348,765
                                             --------     --------     --------

Costs and expenses:
     Cost of sales                            231,151      228,376      314,099
     Settlement of litigation                       -      (4,539)      (4,545)
     Gain on sale of assets                     (479)            -      (4,746)
     Selling, general and administrative       17,090       18,935       22,841
     Profit participation                         127                       362
                                             --------     --------     --------
                                              247,889      242,772      328,011
                                             --------     --------     --------

     Operating income                          16,759        2,451       20,754

Interest and dividend income                       19            7           33
Interest expense                              (28,773)     (27,843)     (27,478)
Other, net                                      2,736          420          308
                                             --------     --------     --------

     NET LOSS                                $ (9,259)    $(24,965)     $(6,383)
                                             ========     ========      =======



               The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                         GENERAL        LIMITED
                                         PARTNER        PARTNER       TOTAL
                                       -----------      -------    ---------

BALANCES, DECEMBER 31, 1997              $ (5,344)       $ 319     $ (5,025)

    Net loss                               (6,064)        (319)      (6,383)
                                         --------        -----     --------
BALANCES, DECEMBER 31, 1998               (11,408)           -      (11,408)

    Net loss                              (24,965)                  (24,965)
                                         --------        -----     --------
BALANCES, DECEMBER 31, 1999               (36,373)           -      (36,373)

     Net loss                              (9,259)           -       (9,259)
                                         --------        -----     --------
BALANCES, DECEMBER 31, 2000              $(45,632)       $   -     $(45,632)
                                         ========        =====     ========




                 The accompanying notes are an integral part of the financial statements.




                                                    CF&I STEEL, L.P.
                                                STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                         2000         1999         1998
                                                                      ---------    ----------   ----------
Cash flows from operating activities:
   Net loss                                                           $  (9,259)   $ (24,965)   $  (6,383)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                   18,491      18,351       16,794
          Gain on sale of property, plant and equipment                    (479)          --       (4,746)
          Other                                                              --           68       (1,758)
          Changes in operating assets and liabilities:
              Trade accounts receivable                                 (16,576)       5,486        4,999
              Inventories                                               (15,136)       6,439           70
              Accounts payable                                           12,741       (6,098)       5,443
              Accrued expenses and deferred employee benefits             1,922       (1,234)      (5,634)
              Other                                                         307          833          747
                                                                      ---------    ---------    ---------
          NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                                       (7,989)      (1,120)       9,532
                                                                      ---------    ---------    ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                           (7,289)      (6,770)     (10,914)
    Proceeds from disposal of property, plant and equipment               2,812            -        4,980
    Other, net                                                              (57)         (34)         (25)
                                                                      ---------    ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                          (4,534)      (6,804)      (5,959)
                                                                      ---------    ---------    ---------

Cash flows from financing activities:
     Borrowings from related parties                                    151,963      180,928      232,652
     Payments to related parties                                       (131,579)    (165,838)    (228,852)
     Payment of long-term debt                                           (7,861)      (7,164)      (7,373)
                                                                      ---------    ---------    ---------
          NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                                        12,523        7,926       (3,573)
                                                                      ---------    ---------    ---------

Net increase in cash and cash equivalents                                    --            2           --
Cash and cash equivalents at beginning of year                                2           --           --
                                                                      ---------    ---------    ---------

Cash and cash equivalents at end of year                              $       2    $       2    $      --
                                                                      =========    =========    =========

Supplemental disclosures of cash flow information:
              Cash paid for interest                                  $  22,121    $  26,217    $  26,885
                                                                      =========    =========    =========


See Note 4 for additional supplemental disclosures of cash flow information.




                 The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS

      CF&I Steel, L.P. ("CF&I") manufactures various specialty and commodity steel products in Pueblo, Colorado. Principal markets are steel service centers, steel fabricators, railroads, oil and gas producers and distributors, and other industrial concerns, primarily in the United States west of the Mississippi River. CF&I also markets products outside of North America.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, including interest capitalized during construction of $215,000, $230,000, and $376,000 in 2000, 1999 and 1998, respectively. Depreciation is determined using principally the straight-line method and the units of production method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred and costs of improvement are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts, and gains or losses are reflected in income.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $7.9 million, $6.9 million, and $5.9 million in 2000, 1999 and 1998, respectively. The carrying value of costs in excess of net assets acquired will be reviewed if the facts and circumstances suggest that the assets may be impaired.

OTHER ASSETS

     Included in other assets are net water rights of approximately $11.2 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

REVENUE RECOGNITION

     The Company recognizes revenues when title passes, the earnings process is substantially complete and the collection of the proceeds from the exchange is reasonably assured, which generally occurs upon shipment of the Company's products.

INCOME TAX

     The financial statements reflect no provision or liability for federal or state income taxes. Taxable income or loss of CF&I is allocated to the partners.

SEGMENT REPORTING

     In 1998, CF&I adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". In accordance with the criteria of SFAS 131, CF&I operates in a single reportable segment, which is the steel industry.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" issued by the Financial Accounting Standards Board (FASB) on June 15, 1998, is not expected to have a significant effect on CF&I's results of operations or its financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, which was required to be adopted by CF&I by the fourth quarter of the year ended December 31, 2000. SAB No. 101 codifies the SEC's views regarding the recognition of revenues. CF&I adopted SAB No. 101, effective January 1, 2000; however, the impact on CF&I's financial position and results of operations was immaterial.


3.   INVENTORIES

     Inventories were as follows as of December 31:

                                              2000        1999         1998
                                              -------   ---------     -------
                                                     (In thousands)

          Raw materials                       $ 7,412    $10,504      $ 9,318
          Semifinished product                 13,140      6,438       16,154
          Finished product                     20,761     13,348       11,200
          Stores and operating supplies         8,980      4,867        4,924
                                              -------    -------      -------
              Total inventory                 $50,293    $35,157      $41,596
                                              =======    =======      =======


4.   SUPPLEMENTAL CASH FLOW INFORMATION

     At December 31, 1998, the Company acquired property, plant and equipment for $529,000, which was included in accounts payable.

5.   DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

     CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally a steel mill located in Pueblo, Colorado ("Pueblo Mill"), of CF&I Steel Corporation. This debt is without stated collateral and is payable over ten years with interest at 9.5 percent. As of December 31, 2000, the outstanding balance on the debt was $23.1 million, of which $14.5 million was classified as long-term.

     Borrowing requirements for capital expenditures and working capital have been provided through revolving loans from Oregon Steel and the Company. The loan from Oregon Steel includes interest on the daily amount outstanding at the rate of 11.64 percent. The principal is due on demand or, if no demand, due on December 31, 2002. The loan from the Company includes interest on the daily amount outstanding at the rate of 9.5 percent. The principal is due on demand or, if no demand, due on December 31, 2004. Interest on the loans is paid on a monthly basis. See Note 10 for discussion of the resultant transactions.

     As of December 31, 2000, principal payments on long-term debt were due as follows (in thousands):

 2001                                                         $  8,625
 2002                                                          230,938
 2003                                                            5,072
 2004                                                           21,756
                                                              --------
                                                              $266,391
                                                              ========

     Although CF&I generated substantial operating profit for the year ended December 31, 2000, CF&I experienced a net loss and negative cash flows from operations for this same period. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.


6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of CF&I's financial instruments at December 31 were as follows:

                                                   2000                        1999                       1998
                                         --------------------------    ----------------------    ------------------------
                                          CARRYING        FAIR         CARRYING      FAIR         CARRYING       FAIR
                                           AMOUNT        VALUE         AMOUNT       VALUE          AMOUNT        VALUE
                                         ------------ -------------    ----------- ----------    -----------  -----------
                                                                          (IN THOUSANDS)
Cash  and cash equivalents              $      2       $      2     $      2       $      2       $      -      $      -
Long-term debt, including
     current portion                      23,161         22,779       31,023         28,598         38,187        34,589
Long-term debt to Oregon Steel           221,474        154,000      201,090        193,723        186,000       177,236
Long-term debt to the Company             21,756         20,500       21,756         15,767         21,756        15,003


     The fair value of long-term debt, both to external parties and to related parties, is estimated by discounting future cash flows based on CF&I's incremental borrowing rate for similar types of borrowing arrangements.

7.   EMPLOYEE BENEFIT PLANS

PENSION PLANS

     CF&I has noncontributory defined benefit plans covering all of the eligible employees. The plans provide benefits based on participants' years of service and compensation. CF&I funds at least the minimum annual contribution required by ERISA.

     The following table sets forth the funded status of the plans and the amounts recognized at December 31:

                                                           2000           1999            1998
                                                          --------       -------        -------
                                                                      (In thousands)
Change in benefit obligation
----------------------------
Projected benefit obligation at January 1                  $20,861       $22,168        $14,242
Service cost                                                 1,179         1,476          1,202
Interest cost                                                1,523         1,462            987
Actuarial loss (gain)                                          (72)       (3,236)         3,361
Early retirement benefits                                        -             -          2,528
Benefits paid                                               (1,004)       (1,009)          (152)
                                                           -------       -------        -------
Projected benefit obligation at December 31                 22,487        20,861         22,168
                                                           -------       -------        -------

Change in plan assets
---------------------
Fair value of plan assets at January 1                      19,668        17,806         13,643
Actual return (loss) on plan assets                           (943)        2,546          2,759
Company contribution                                             -           325          1,556
Benefits paid                                               (1,004)       (1,009)          (152)
                                                           -------       -------        -------
Fair value of plan assets at December 31                    17,721        19,668         17,806
                                                           -------       -------        -------

Projected benefit obligation in excess of plan assets       (4,766)       (1,193)        (4,362)
Unrecognized net loss (gain)                                  (114)       (2,677)         1,666
                                                           -------       -------        -------
Pension liability recognized in balance sheet              $(4,880)      $(3,870)       $(2,696)
                                                           =======       =======        =======

     Net pension cost was $1.0 million, $1.5 million and $3.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. During 1998, CF&I offered a voluntary early retirement package to certain management employees. As a result, the projected benefit obligation and the pension cost were increased by $2.5 million in 1998.

     Common stock and bond funds, and marketable fixed income securities represented 79.7 percent and 20.3 percent, respectively, of total plan assets at December 31, 2000.

     The following table sets forth the significant actuarial assumptions for CF&I's pension plans:

                                                       2000     1999    1998
                                                      ------  -------  ------

Discount rate                                          7.5%     7.5%     6.8%
Rate of increase in future compensation levels         4.0%     4.0%     4.0%
Expected long-term rate of return on plan assets       8.5%     8.5%     8.5%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service and retirement. The benefit plans are unfunded.

     The following table sets forth the unfunded status and the amounts recognized at December 31:

                                               2000      1999       1998
                                             -------    -------    -------
                                                    (In thousands)
Change in benefit obligation
----------------------------
Accumulated postretirement benefit
   obligation at January 1                   $ 9,179    $ 8,286    $ 7,303
Service cost                                      90        109         77
Interest cost                                    661        541        488
Actuarial loss                                   254        252        525
Plan amendments                                   --        430        273
Benefits paid                                   (525)      (439)      (380)
                                             -------    -------    -------
Accumulated postretirement benefit
   obligation at December 31                   9,659      9,179      8,286
                                             -------    -------    -------

Accumulated benefit obligation in excess
   of plan assets                             (9,659)    (9,179)    (8,286)
Unrecognized net loss                          1,511      1,306      1,084
Unrecognized prior service cost                  602        673        273
                                             -------    -------    -------
Postretirement liability recognized
   in balance sheet                          $(7,546)   $(7,200)   $(6,929)
                                             =======    =======    =======

     Net postretirement benefit cost was $871,000, $710,000, and $518,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent, 7.5 percent and 6.8 percent in 2000, 1999 and 1998, respectively.

OTHER EMPLOYEE BENEFIT PLANS

     CF&I has a profit participation plan under which it distributes quarterly to eligible employees 12 percent of its pretax income, after adjustments for certain nonoperating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation in relation to the total base compensation of all eligible employees of CF&I. CF&I may modify, amend or terminate the plan, at any time, subject to the terms of the various collective bargaining agreements.

     CF&I has qualified Thrift (401(k)) plans for eligible employees under which CF&I matches 25 or 50 percent, depending on the plan, of the first 4 or 6 percent of the participants' deferred compensation. CF&I's contribution expense in 2000, 1999 and 1998 was $265,000, $262,000, and $268,000, respectively.


8.  COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

     All material environmental remediation liabilities that are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods, may be required, and affect the total cost. The best estimate of the probable loss within a range is recorded; however, if there is no best estimate, the low end of the range is recorded, and the range is disclosed.

     In connection with the acquisition of CF&I by the Company, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2000, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the balance sheet.

     The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, the result for CF&I could have been the levying of significant fines and penalties, requirements to alter its operating practices, requirements to accelerate or expand the capital expenditure program or a combination of any of the above. At December 31, 2000, CF&I had recorded as a charge to earnings $550,000 as its best estimate of the liability associated with the CDPHE inspection.

     In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. CF&I expects that the impact of any adverse determination reached in this matter would be at least partially mitigated as a result of a potential agreement with the CDPHE as discussed above. In the opinion of management, the outcome of this matter should not have a material adverse effect on the financial condition of CF&I.

GUARANTEES

     Oregon Steel has payable to outside parties of $228.5 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. CF&I has guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by substantially all the property, plant and equipment and certain other assets of CF&I, excluding its accounts receivable and inventory.

     In addition, Oregon Steel maintains a $125 million revolving credit facility that is collateralized, in part, by CF&I's accounts receivable and inventory, and is also guaranteed by CF&I.

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

     On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of December 31, 2000, approximately 530 former striking employees had either returned to work under the terms of the expired contract or had declined CF&I's offer of equivalent work. Approximately 430 former striking workers remain unreinstated ("Unreinstated Employees").

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


9.  MAJOR CUSTOMERS

     During 2000, CF&I derived 22.1 percent, 8.0 percent and 6.5 percent of its sales from sales to its three most significant customers. During 1999 and 1998, CF&I earned 15.3 percent, 14.8 percent and 12.3 percent, and 18.3 percent, 17.8 percent and 11.4 percent, respectively, of its sales from sales to these same customers.


10. RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

     CF&I pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of CF&I. The following table summarizes the transactions between CF&I and Oregon Steel:

                                                         2000         1999             1998
                                                       --------     --------         --------
                                                                 (In thousands)
Oregon Steel administrative fees                       $  3,733     $  3,285         $  3,175
Interest expense on notes payable to Oregon  Steel       26,409       24,712           21,777
Debt payable to Oregon Steel at December 31             221,474      201,090          186,000
Accounts payable to Oregon Steel at December 31           5,776        5,628            5,866


NEW CF&I, INC.

     CF&I includes in costs of sales amounts related to transportation services provided by a subsidiary of the Company. The following table summarizes the transactions between CF&I and the Company or its subsidiary:


                                                         2000         1999          1998
                                                       -------      -------       -------
                                                                 (In thousands)
Services from subsidiary of the Company                $ 3,197      $ 3,513       $ 4,025
Interest expense on notes payable to the Company         2,017        1,740         1,808
Accounts payable to the Company at December 31           3,190        2,672         3,400
Debt payable to the Company at December 31              21,756       21,756        21,756
Interest payable on that debt at December 31            10,337        8,283         6,838

NIPPON STEEL CORPORATION

     In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon Steel Corporation ("Nippon"). Additionally, CF&I pays royalties to Nippon based on DHH rail sales. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties. The following table summarizes the transactions between CF&I and Nippon:

                                                         2000   1999     1998
                                                         ----   ----     -----
                                                           (In thousands)

     Payments to Nippon for the year ended December 31   $484   $656     $672
     Accounts payable to Nippon at December 31            794    179      502


11.  SETTLEMENT OF LITIGATION

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10. AND 11.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                 AND EXECUTIVE COMPENSATION

       The following table sets forth information with respect to each director of the Company including their names and ages as of February 15, 2001, business experience during the past five years and directorships in other corporations. Directors are elected each year at the annual stockholders meeting.


                                                      PRINCIPAL OCCUPATION AND                                       DIRECTOR
             NAME                                   CERTAIN OTHER DIRECTORSHIPS                          AGE           SINCE
             ----                                   ---------------------------                          ---           -----
Joe E. Corvin                   Mr. Corvin is the Chairman of the Board of Directors, President and       56           1993
                                Chief Executive Officer of the Company. He served as President and
                                Chief Operating Officer of the Company from August 1996 to May 1999 and, prior to that, as Senior Vice President of Manufacturing and
                                Chief Operating Officer of the Company from March 1993 to August
                                1996.  Since January 2000, he has been the President and Chief
                                Executive Officer of Oregon Steel. He previously held the positions of President and Chief Operating Officer of Oregon Steel since
                                December 1996; prior to that, he served as Senior Vice President for Oregon Steel from July 1996.

L. Ray Adams                    Mr. Adams is the Vice President, Finance and Chief Financial              50           1993
                                Officer and Treasurer of the Company.  He assumed these positions in April 1993.  He is also the Vice President - Finance, Chief
                                Financial Officer, Treasurer and Secretary of Oregon Steel.  He
                                assumed the positions of Vice President - Finance and Chief
                                Financial Officer with Oregon Steel in April 1991 and Treasurer and
                                Secretary in January 2000.

Steven M. Rowan                 Mr. Rowan is the President of C&W Railway Company.  He assumed this       55           2000
                                position April 1993. He is also Vice President,
                                Materials and Transportation of Oregon Steel, a
                                position he assumed in February 1992.

Keiichiro Shimakawa (1)         Mr. Shimakawa  became the Executive Vice President,  General Manager      51           1996
                                of Nippon Steel U.S.A.,  Inc., Chicago Branch, in 1996. He served as
                                Executive  Vice  President of Nippon Steel USA,  Inc. from July 1994 to July 1996.  He also  served as Manager of Tin Plate Sales for the
                                Sheet  Sales  Department  at Nippon  Steel's  head  office in Tokyo,
                                Japan, from 1990 to July 1994.



(1) Mr. Shimakawa served as Director from 1996-1998 and then was reappointed in 2000.


       The following table sets forth the compensation paid to or accrued by the Company and its subsidiaries for the Chief Executive Officer and each of the four most highly paid executive officers of the Company and its subsidiaries as of December 31, 2000, and other individuals fitting such description, but not employed as such as of December 31, 2000. The Chief Executive Officer and certain other executive officers were paid by Oregon Steel. The compensation information relating to the named executive officers of the Company who are also named executives of Oregon Steel and Section 16(a) reporting compliance information as set forth under the captions "Executive Compensation," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Board Compensation, Personnel and Succession
Planning Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Oregon Steel Mills, Inc. Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference. Executive officers of the Company are listed on page 9 of this Form 10-K.


                                            SUMMARY COMPENSATION TABLE
                                               ANNUAL COMPENSATION(1)                ALL OTHER COMPENSATION(1)
                                          --------------------------------        -----------------------------
                NAME AND                                                            THRIFT PLAN
           PRINCIPAL POSITION             YEAR         SALARY        BONUS        CONTRIBUTION(2)         OTHER
           ------------------             ----         ------        -----        ---------------         -----
   Thomas B. Boklund
   Chief Executive Officer (3) (4)

   Joe E. Corvin

   President and
      Chief Executive Officer (3) (4)

   L. Ray Adams
   Vice President,
      Finance, Chief
      Financial Officer, and
      Treasurer (4)

   Jeff S. Stewart
   Corporate Controller and
      Secretary (4)

   Robert A. Simon                       2000          $146,250             -                    -           -
   Vice President and
      General Manager

---------------

(1) Pension benefits accrued in 2000 are not included in this Summary Compensation Table.

(2) Matching contributions made by the Company on behalf of the named executive to the Company's Thrift Plan.

(3) Mr. Boklund was Chief Executive Officer for the Company during 1999 and 1998. Upon his retirement, Mr. Corvin assumed the position of Chief Executive Officer of the Company on January 1, 2000.

(4) Compensation for named executives is included in the 2001 Notice of Annual Meeting and such information is incorporated by reference herein.


                        OPTION GRANTS IN LAST FISCAL YEAR

     In April 2000, the stockholders of Oregon Steel approved the Corporation's 2000 Stock Option Plan ("Option Plan"). The Option Plan is administered by the Compensation Committee of the Board of Directors for Oregon Steel and provides for grants to officers and employees of Oregon Steel, and certain officers of the Company of options to acquire up to one million shares of Oregon Steel's Common Stock, subject to the limitations set forth in the Option Plan. Pursuant to the Option Plan, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted.

     The following table sets forth certain information regarding outstanding options to purchase shares of Oregon Steel's Common Stock as of February 1, 2001, as to each of the named executive officer:


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Grant
                                                 Individual Grants                                                 Date Value
---------------------------------------------------------------------------------------------------------------------------------

          (a)                           (b)                (c)                 (d)                 (e)                 (f)
                                     Number of
                                    Securities         % of Total
                                    Underlying       Options Granted       Exercise or                             Grant Date
                                   OptionsGrant      to Employees in       Base Price          Expiration            Present
         Name                         (#)(1)           Fiscal Year           ($/SH)               Date             Value $(2)
---------------------------------------------------------------------------------------------------------------------------------
Thomas B. Boklund (3)

Joe E. Corvin (3)

L. Ray Adams (3)

Robert A. Simon                       13,200                 7%               1.9375            10/25/10               .95

Jeff S. Stewart (3)
---------------------------------------------------------------------------------------------------------------------------------

(1) Of the shares granted underlying this option, 50% were vested and exercisable on October 26, 2000. The remaining shares are vested and exercisable as long as the employee remains with Oregon Steel under the following schedule: 16.67% on October 26, 2001; 16.67% on October 26, 2002; 16.67% on October 26, 2003.

(2) The determination of present value has been made utilizing the Black-Scholes method.

(2) Information related to options granted for named executives is included in the 2001 Notice of Annual Meeting for Oregon Steel and such information is incorporated by reference herein.



    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

     The following table sets forth certain information concerning each exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options:

-----------------------------------------------------------------------------------------------------------------------------------
           (a)                      (b)                       (c)                        (d)                       (e)
                                                                                Number of Securities      Value of Unexercised
                                                                               Underlying Unexercised     In-the-Money Options
                                                                                Options at FY-End (#)         at FY-End ($)

                            Shares Acquired on               Value                  Exercisable/              Exercisable/
          Name                 Exercise (#)               Realized ($)              Unexercisable             Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
 Thomas B. Boklund (1)

Joe E. Corvin (1)

L. Ray Adams (1)

Robert A. Simon                      0                         0                     6,600/6,600                   0/0

Jeff S. Stewart (1)
-----------------------------------------------------------------------------------------------------------------------------------

(1) Information related to options exercised and fiscal year-end option values for named executives is included in the 2001
      Notice of Annual Meeting for Oregon Steel and such information is incorporated by reference herein.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The equity of the Company is held 87 percent by Oregon Steel, 10 percent by Nippon and 3 percent by Nissho Iwai. The Company, as general partner, has a
95.2 percent partnership interest in CF&I. Oregon Steel has a 4.3 percent limited partnership interest in CF&I. Nippon has a .5 percent limited partnership interest in CF&I.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For related party transactions, see Note 12 to the Company's consolidated financial statements and Note 10 to CF&I's financial statements.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                                        PAGE
                                                                                                                        ----

     (a)              FINANCIAL STATEMENTS:
                      NEW CF&I, INC.
              (i)     Report of Independent Accountants - 2000, 1999 and 1998...................................         15
              (ii)    Consolidated Financial Statements:
                           Balance Sheets at December 31, 2000, 1999 and 1998...................................         16
                           Statements of Income for each of the three years
                               in the period ended December 31, 2000............................................         17
                           Statements of Changes in Stockholders' Equity for each of the
                               three years in the period ended December 31, 2000................................         18
                           Statements of Cash Flows for each of the three years
                               in the period ended December 31, 2000............................................         19
                           Notes to Consolidated Financial Statements...........................................         20

                      CF&I STEEL, L.P.
              (iii)   Report of Independent Accountants - 2000, 1999 and 1998...................................         30
              (iv)    Financial Statements:
                          Balance Sheets at December 31, 2000, 1999 and 1998....................................         31
                          Statements of Operations for each of the three years
                               in the period ended December 31, 2000............................................         32
                          Statements of Changes in Partners' Deficit
                               for each of the three years in the period ended December 31, 2000................         33
                          Statements of Cash Flows for each of the three years
                               in the period ended December 31, 2000............................................         34
                          Notes to Financial Statements.........................................................         35
              (v)     Financial Statement Schedule for each of the three years in the period ended
                               December 31, 2000:
                          Schedule II - Valuation and Qualifying Accounts.......................................         47
              (vi)    Exhibits:  Reference is made to the list on page 49 of the exhibits filed with this report.

     (b)              REPORT ON FORM 8-K:
                      No reports on Form 8-K were required to be filed by the Registrant during the fourth quarter of the year ended
                      December 31, 2000.





                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEAR ENDED DECEMBER 31
                                 (IN THOUSANDS)
                                                                           COLUMN C
                                                                 -------------------------
                                                  COLUMN B       ADDITIONS                                           COLUMN E
                                                  --------                                                           --------
                                                 BALANCE AT      CHARGED TO       CHARGED                           BALANCE AT
COLUMN A                                         BEGINNING       COSTS AND        TO OTHER         COLUMN D           END OF
--------                                                                                          ----------
CLASSIFICATION                                   OF PERIOD        EXPENSES        ACCOUNTS        DEDUCTIONS          PERIOD
--------------                                   ----------      ----------       --------        ----------        ----------

     2000
Allowance for doubtful accounts                   $   638          $    2            $ -            $     -          $
                                                                                                                        640
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                     3,106               -              -                 (1)          3,105
     1999
Allowance for doubtful accounts                   $   500          $  171            $ -            $   (33)         $  638
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                     3,106               -              -                  -           3,106
     1998
Allowance for doubtful accounts                   $ 1,011          $    -            $ -             $ (511)         $  500
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                         -           3,106              -                  -           3,106


  LIST OF EXHIBITS
  3.1       Certificate of Incorporation  of New CF&I, Inc. (Filed as exhibit 3.1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  3.2       Amended and Restated  Agreement of Limited  Partnership of CF&I Steel, L.P. dated as of March 3, 1993, by and between
            New CF&I,  Inc. and the Pension Benefit Guaranty Corporation.  (Filed as exhibit 28.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
  3.3       Bylaws of New CF&I, Inc. (Filed as exhibit 3.3 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.1       Indenture  dated as of June 1, 1996 among Oregon Steel Mills, Inc., as issuer, Chemical Bank,  (now Chase  Manhattan
            Bank), as trustee,  and New CF&I, Inc. and CF&I Steel,  L.P., as Guarantors,  with respect to 11% First Mortgage Notes due 2003.  (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
  4.2       Form of Deed of Trust,  Assignment of Rents and Leases and Security  Agreement.  (Filed as exhibit 4.2 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.3       Form of Security Agreement.  (Filed as exhibit 4.3 to Amendment #1 to Form S-1 Registration Statement 333-02355 and
            incorporated by reference herein.)
  4.4       Form of Intercreditor  Agreement.  (Filed as exhibit 4.4 to Amendment #1 to Form S-1 Registration Statement 333-02355
            and incorporated by reference herein.)
  4.5       Form of Guarantee of First  Mortgage  Notes due 2003  (Filed as exhibit 4.1 to Form 8-A of New CF&I, Inc. and CF&I
            Steel, L.P., filed on May 31, 1996, and incorporated by reference herein.)
  4.6       Form of  Promissory  Note.  (Filed as exhibit 4.2 to Form 8-A of CF&I Steel, L.P. filed on May 31, 1996 and incorporated by reference herein.)
 10.1       Asset Purchase Agreement dated as of March 3, 1993 among CF&I Steel  Corporation,  Denver Metals  Company,  Albuquerque
            Metals Company, CF&I Fabricators of Colorado,  Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company,
            Pueblo Metals Company,  Colorado & Utah Land Company,  The Colorado and Wyoming Railway  Company,  William J. Westmark
            as trustee for the estate of The Colorado and Wyoming  Railway  Company,  CF&I Steel,  L.P., New CF&I, Inc. and Oregon
            Steel Mills, Inc. (Filed as exhibit 2.1 to the Current Report on Form 8-K of Oregon Steel Mills,  Inc. dated March 3,
            1993, and incorporated by reference herein.)
 10.2 *     Form of Notice of Stock Option Grant between Oregon Steel and its Executive Officers (filed as Exhibit 10.3 to the Form
            10-Q of Oregon Steel Mills, Inc., dated September 30, 2000 and incorporated by reference herein.)
 10.3 *     Annual Incentive Plan for certain of the Company's management employees.  (Filed as exhibit 10.1 to Form 10-K of Oregon
            Steel Mills, Inc. dated December 31, 2000 and incorporated by reference herein.)
 99.1       Credit Agreement dated as of December 1, 2000, among Oregon Steel Mills, Inc., as the Borrower,  New CF&I, Inc. and
            CF&I Steel, L.P. as Guarantors, and various financial institutions, as Lenders, and the Agent for the Lenders.  Portions
            of this exhibit have been omitted pursuant to a confidential treatment request.  (Filed as exhibit 10.7 to Form 10-K of
            Oregon Steel Mills, Inc., dated December 31, 2000 and incorporated by reference herein.)**

*           Management contract or compensatory plan.
** Certain Exhibits and Schedules to this Exhibit are omitted. A list of omitted exhibits is provided in the Exhibit and the registrant agrees to furnish supplementally to the Commission a copy of any omitted Exhibits or Schedules upon request

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                    NEW CF&I, INC.

                                    BY    /S/ JOE E. CORVIN
                                       --------------------------------------
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                                    CF&I STEEL, L.P.

                                    BY:  NEW CF&I, INC.
                                         GENERAL PARTNER

                                    BY    /S/ JOE E. CORVIN
                                       --------------------------------------
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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


           SIGNATURE                          TITLE                                 DATE
           ---------                          -----                                 ----

/s/  Joe E. Corvin                   Chairman of the Board                       March 1, 2001
-------------------------------
     (Joe E. Corvin)                 President, Chief Executive
                                     Officer and Director of New CF&I, Inc.
                                     (Principal Executive Officer)


/s/  L. Ray Adams                    Vice President, Finance,                    March 1, 2001
-------------------------------
     (L. Ray Adams)                  Chief Financial Officer, Treasurer and
                                     Director of New CF&I, Inc.
                                     (Principal Financial Officer)

/s/ Jeff S. Stewart                  Corporate Controller and                    March 1, 2001
-------------------------------
    (Jeff S. Stewart)                Secretary of New CF&I, Inc.
                                     (Principal Accounting Officer)

/s/ Steven M. Rowan                  Director of New CF&I, Inc.                  March 1, 2001
-------------------------------
    (Steven M. Rowan


/s/ Keiichiro Shimakawa              Director of New CF&I, Inc.                  March 1, 2001
-------------------------------
    (Keiichiro Shimakawa)

                                      -49-