Form 10-Q
period 2001-03-31
NEW CF&I INC
filed 2001-05-15
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ------------------------------------------------
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

                                                     Yes   X   No
                                                         ----     ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX
                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.        FINANCIAL STATEMENTS - NEW CF&I, INC.

                         Consolidated Balance Sheets (unaudited)
                            March 31, 2001 and December 31, 2000 ..............2

                         Consolidated Statements of Income (unaudited)
                            Three months ended March 31, 2001 and 2000 ........3

                         Consolidated Statements of Cash Flows (unaudited)
                            Three months ended March 31, 2001 and 2000 ........4

                         Notes to Consolidated Financial Statements
                            (unaudited)......................................5-8

                         FINANCIAL STATEMENTS - CF&I STEEL, L.P.

                         Balance Sheets (unaudited)
                            March 31, 2001 and December 31, 2000 ..............9

                         Statements of Operations (unaudited)
                            Three months ended March 31, 2001 and 2000 .......10

                         Statements of Cash Flows (unaudited)
                            Three months ended March 31, 2001 and 2000........11

                         Notes to Financial Statements (unaudited).........12-14

          Item 2.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations  ..........15-16

          Item 3.        Quantitative and Qualitative Disclosures about
                            Market Risk.......................................17

PART II.  OTHER INFORMATION

          Item 1.        Legal Proceedings....................................18

          Item 6.        Exhibits and Reports on Form 8-K.....................18



                                       NEW CF&I, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                       (In thousands)
                                         (Unaudited)

                                                                                   March 31,          December 31,
                                                                                     2001                2000
                                                                                   ---------          ------------

                                                         ASSETS
Current assets:
     Cash and cash equivalents                                                    $      5               $      5
     Trade accounts receivable, net                                                 46,145                 45,485
     Inventories                                                                    46,319                 50,501
     Deferred taxes and other current assets                                         3,558                  3,589
                                                                                  --------               --------
          Total current assets                                                      96,027                 99,580
                                                                                  --------               --------

Property, plant and equipment:
     Land and improvements                                                           3,475                  3,475
     Buildings                                                                      18,848                 18,651
     Machinery and equipment                                                       250,560                245,217
     Construction in progress                                                        1,541                  3,830
                                                                                  --------               --------
                                                                                   274,424                271,173
     Accumulated depreciation                                                      (80,134)               (76,370)
                                                                                  --------               --------
                                                                                   194,290                194,803
                                                                                  --------               --------

Costs in excess of net assets acquired, net                                         32,628                 32,883
Other assets                                                                        34,357                 31,524
                                                                                  --------               --------
                                                                                  $357,302               $358,790
                                                                                  ========               ========


                                                      LIABILITIES
Current liabilities:
     Current portion of long-term debt                                            $ 13,248               $  8,625
     Accounts payable                                                               35,769                 42,682
     Accrued expenses                                                               19,362                 20,733
                                                                                  --------               --------
          Total current liabilities                                                 68,379                 72,040

Long-term debt                                                                       9,914                 14,536
Long-term debt - Oregon Steel Mills, Inc.                                          232,613                221,474
Environmental liability                                                             30,850                 30,850
Deferred employee benefits                                                           7,279                  7,053
                                                                                  --------               --------
                                                                                   349,035                345,953
                                                                                  --------               --------
Redeemable common stock                                                             21,840                 21,840
                                                                                  --------               --------
Contingencies (Note 3)

                                                  STOCKHOLDERS' DEFICIT
Common stock                                                                             1                      1
Additional paid-in capital                                                          16,603                 16,603
Accumulated deficit                                                                (30,177)               (25,607)
                                                                                  --------               --------
                                                                                   (13,573)                (9,003)
                                                                                  --------               --------
                                                                                  $357,302               $358,790
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

                                                       NEW CF&I, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       (In thousands)
                                                         (Unaudited)




                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001            2000
                                                    ----------        ----------

Sales                                                $ 72,457         $ 65,696
                                                     --------         --------

Costs and expenses:
     Cost of sales                                     67,951           59,084
     Selling, general and administrative
       expenses                                         5,211            4,203
                                                     --------         --------
                                                       73,162           63,287
                                                     --------         --------
          Operating income (loss)                        (705)           2,409
Other income (expense):
     Interest and dividend income                          39               31
     Interest expense, net                             (7,161)          (6,719)
     Minority interests                                   462              250
     Other, net                                            77               37
                                                     --------         --------
          Loss before income taxes                     (7,288)          (3,992)
Provision for income tax benefit                        2,718            1,559
                                                     --------         --------
     Net loss                                        $ (4,570)        $ (2,433)
                                                     ========         ========
























         The accompanying notes are an integral part of the consolidated financial statements.




                                 NEW CF&I, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2001               2000
                                                                        ----------         ---------
Cash flows from operating activities:
    Net loss                                                             $ (4,570)         $ (2,433)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
          Depreciation and amortization                                     4,060             4,485
          Deferred income taxes                                            (2,872)           (1,761)
          Minority interests                                                 (462)             (250)
          Other, net                                                           --                13
          Changes in operating assets and liabilities, net                 (4,044)           (2,948)
                                                                         --------          --------
      NET CASH USED BY OPERATING ACTIVITIES                                (7,888)           (2,894)
                                                                         --------          --------

Cash flows from investing activities:
    Additions to property, plant and equipment                             (3,251)           (1,023)
    Other, net                                                                 --                 2
                                                                         --------          --------
      NET CASH USED BY INVESTING ACTIVITIES                                (3,251)           (1,021)
                                                                         --------          --------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                               44,315            78,831
    Payments to Oregon Steel Mills, Inc.                                  (33,176)          (71,076)
    Payment of long-term debt                                                  --            (3,840)
                                                                         --------          --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                            11,139             3,915
                                                                         --------          --------

Net change in cash and cash equivalents                                        --                --
Cash and cash equivalents at beginning of period                                5                 5
                                                                         --------          --------
Cash and cash equivalents at end of period                               $      5          $      5
                                                                         ========          ========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                          $  6,469          $  7,372
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

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    BASIS OF PRESENTATION
      ---------------------

      The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("Company"). The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I") which is one of the Company's principal subsidiaries. Oregon Steel Mills, Inc.("Oregon Steel") holds an 87 percent ownership interest in the Company. All significant intercompany balances and transactions have been eliminated.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2000 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on June 15, 1998, establishing the accounting treatment for commercial entities' positions in derivative instruments. The Company adopted SFAS No. 133, effective January 1, 2001; however, the impact on the Company's consolidated financial position and consolidated results of operations was immaterial.


2.    INVENTORIES
      -----------

      Inventories consist of:

                                                  March 31,         December 31,
                                                    2001                2000
                                                  ---------         ------------
                                                        (In thousands)

      Raw materials                               $ 8,874              $ 7,412
      Semifinished product                         10,229               13,140
      Finished product                             20,209               20,969
      Stores and operating supplies                 7,007                8,980
                                                  -------              -------
          Total inventory                         $46,319              $50,501
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

      In connection with the acquisition of the steel mill in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In

      October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, resolution will likely include payment of penalties and an agreement to implement additional pollution controls. CF&I has allocated up to $2 million in capital expenditures to reach resolution with the CDPHE. It is not presently possible to determine if further expenditures will be necessary to satisfy the liability, if any, associated with the Action.

      In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. The Company does not believe as a matter of law that it has an obligation to meet these standards. Although the Company expects that the impact of any adverse determination reached in this matter would be at least partially mitigated as a result of the resolution of the Action discussed above, it is not presently possible to estimate the ultimate liability in the event of an adverse finding.

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. Since that time, vacancies have occurred and have been filled by formerly striking workers. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of permanent replacement workers, striking employees who returned to work, contractors and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. As of March 31, 2001, approximately 530 former striking employees had either returned to work or had declined CF&I's offer of equivalent work. At March 31, 2001, approximately 400 former striking workers remain unreinstated ("Unreinstated Employees").

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

      During the strike by the Union at CF&I, 38 bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

      The United Transportation Union, representing thirty of the former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

      The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. C&W is determining whether to appeal the matter, but given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

      Of the remaining former employees, the claims are either pending or have been adjudicated in favor of C&W. For the matter that is still pending, C&W intends to vigorously defend itself, and believes that it has meritorious defenses against the outstanding claim. For the claim that has been decided in its favor, there is no assurance that further appeals will not be pursued by the claimant or the union. The outcome of such proceedings is inherently uncertain, and it is not possible to estimate any potential settlement amount that would result from adverse court or arbitral decisions.

      GUARANTEES

      Oregon Steel has payable to outside parties $228.3 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and CF&I (collectively "Guarantors") guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors.

      LIQUIDITY

      The Company experienced a net loss and negative cash flows from operations for the quarter ended March 31, 2001. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing. The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.


                                      CF&I STEEL, L.P.
                                       BALANCE SHEETS
                                       (In thousands)
                                         (Unaudited)

                                                                           March 31,           December 31,
                                                                             2001                  2000
                                                                         -----------           ------------
                                                     ASSETS
Current assets:
     Cash and cash equivalents                                            $      2                $      2
     Trade accounts receivable, net                                         43,564                  42,743
     Inventories                                                            46,099                  50,293
     Other                                                                     440                     440
                                                                          --------                --------
          Total current assets                                              90,105                  93,478
                                                                          --------                --------

Property, plant and equipment:
     Land and improvements                                                   3,470                   3,470
     Buildings                                                              18,481                  18,419
     Machinery and equipment                                               248,014                 242,691
     Construction in progress                                                1,538                   3,806
                                                                          --------                --------
                                                                           271,503                 268,386
     Accumulated depreciation                                              (78,479)                (74,757)
                                                                          --------                --------
                                                                           193,024                 193,629
                                                                          --------                --------

Costs in excess of net assets acquired, net                                 32,628                  32,883
Other assets                                                                12,826                  12,864
                                                                          --------                --------
                                                                          $328,583                $332,854
                                                                          ========                ========


                                                  LIABILITIES
Current liabilities:
     Current portion of long-term debt                                    $ 13,248                $  8,625
     Accounts payable                                                       48,006                  53,575
     Accrued expenses                                                       18,618                  20,617
                                                                          --------                --------
          Total current liabilities                                         79,872                  82,817

Long-term debt                                                               9,914                  14,536
Long-term debt - Oregon Steel Mills, Inc.                                  232,613                 221,474
Long-term debt - New CF&I, Inc.                                             21,756                  21,756
Environmental liability                                                     30,850                  30,850
Deferred employee benefits                                                   7,279                   7,053
                                                                          --------                --------
                                                                           382,284                 378,486
                                                                          --------                --------
Contingencies (Note 3)

                                                PARTNERS' DEFICIT
General partner                                                            (53,701)                (45,632)
                                                                          --------                --------
                                                                          $328,583                $332,854
                                                                          ========                ========

                 The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)




                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001             2000
                                                    -----------        --------

Sales                                                 $ 70,809          $63,892
                                                      --------          -------

Costs and expenses:
     Cost of sales                                      66,493           57,895
     Selling, general and administrative
       expenses                                          4,839            4,055
                                                      --------          -------
                                                        71,332           61,950
                                                      --------          -------
          Operating income (loss)                         (523)           1,942

Other income (expense):
     Interest expense, net                              (7,623)          (7,196)
     Other, net                                             77               38
                                                       -------          -------
          Net loss                                     $(8,069)         $(5,216)
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



                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)

                                                                    Three Months Ended March 31,
                                                                    -----------------------------
                                                                       2001                2000
                                                                    ---------           ---------
Cash flows from operating activities:
    Net loss                                                         $(8,069)            $(5,216)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization                                4,016               4,426
          Other, net                                                       -                  13
          Changes in operating assets and liabilities, net            (3,969)             (2,117)
                                                                     -------             -------
      NET CASH USED IN OPERATING ACTIVITIES                           (8,022)             (2,894)
                                                                     -------             -------

Cash flows from investing activities:
    Additions to property, plant and equipment                        (3,117)             (1,023)
    Other, net                                                             -                   2
                                                                     -------             -------
      NET CASH USED BY INVESTING ACTIVITIES                           (3,117)             (1,021)
                                                                     -------             -------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                          44,315              78,831
    Payments to Oregon Steel Mills, Inc.                             (33,176)            (71,076)
    Payment of long-term debt                                              -              (3,840)
                                                                     -------             -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       11,139               3,915
                                                                     -------             -------

Net change in cash and cash equivalents                                    -                   -
Cash and cash equivalents at beginning of period                           2                   2
                                                                     -------             -------
Cash and cash equivalents at end of period                           $     2             $     2
                                                                     =======             =======

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest                                                     $ 6,469             $ 7,372
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

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2000 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on June 15, 1998, establishing the accounting treatment for commercial entities' positions in derivative instruments. CF&I adopted SFAS No. 133, effective January 1, 2001; however, the impact on CF&I's financial position and results of operations was immaterial.

2.    INVENTORIES
      -----------

      Inventories consist of:
                                                March 31,          December 31,
                                                  2001                 2000
                                                ---------          ------------
                                                       (In thousands)

      Raw materials                              $ 8,874             $ 7,412
      Semifinished product                        10,229              13,140
      Finished product                            20,209              20,761
      Stores and operating supplies                6,787               8,980
                                                --------            --------
            Total inventory                     $ 46,099            $ 50,293
                                                ========            ========


3.    CONTINGENCIES
      -------------

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

      In connection with the 1993 acquisition of the steel mill in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE")finalized a postclosure permit for hazardous waste units at the Pueblo Mill.
      As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist.
      At March 31, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, resolution will likely include payment of penalties and an agreement to implement additional pollution controls. CF&I has allocated up to $2 million in capital expenditures to reach resolution with the CDPHE. It is not presently possible to determine if further expenditures will be necessary to satisfy the liability, if any, associated with the Action.

      In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that CF&I had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. The suit seeks damages and to compel CF&I to incur significant capital improvements or alter its operating procedures so that the Pueblo Mill would be in compliance with more stringent environmental standards than CF&I currently is operating under. The Company does not believe as a matter of law that it has an obligation to meet these standards. Although the Company expects that the impact of any adverse determination reached in this matter would be at least partially mitigated as a result of the resolution of the Action discussed above, it is not presently possible to estimate the ultimate liability in the event of an adverse finding.

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

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees. At March 31, 2001, approximately 530 formerly striking employees had either returned to work or had declined CF&I's offer of equivalent work. At March 31, 2001, approximately 400 formerly striking workers remain unreinstated ("Unreinstated Employees").

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

      GUARANTEES

      Oregon Steel has payable to outside parties $228.3 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and CF&I (collectively "Guarantors") guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors.

      LIQUIDITY

      CF&I experienced a net loss and negative cash flows from operations for the quarter ended March 31, 2001. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; potential equipment malfunction; work stoppages, and plant construction and repair delays, and failure of the Company to accurately predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2 percent owned subsidiary, and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the steel mill in Pueblo, Colorado steel mill ("Pueblo Mill"). For the three months ended March 31, 2001 and 2000, sales of CF&I were
97.7 percent and 97.3 percent, respectively, of the consolidated sales of the Company. For the three months ended March 31, 2001 and 2000, cost of sales of CF&I were 97.9 percent and 98.0 percent, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2001              2000
                                                 ---------          --------
Tonnage sold:
     Rail                                          55,100             75,000
     Rod and Bar                                  106,100             94,600
     Seamless Pipe                                 29,200                  -
     Semi-finished                                  2,700             16,500
                                                 --------           --------
          Total                                   193,100            186,100
                                                 ========           ========

Sales (in thousands):                            $ 72,457           $ 65,696
Average selling price per ton:                   $    375           $    353

-------------------

      The Company's sales for the first quarter of 2001 of $72.5 million increased 10.3 percent from sales of $65.7 million in the first quarter of 2000. The Company shipped 193,100 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $375 per ton for the first quarter of 2001, compared to 186,100 tons of product at an average selling price of $353 per ton for the first quarter of 2000. The increase in shipments is a result of an increase in seamless pipe and rod and bar product shipments, partially offset by a decrease in rail and semi-finished shipments. Due to adverse market conditions, the Company did not ship any seamless products during 2000 until the seamless mill was reopened in October 2000, after those market conditions had improved. The increase in average selling price is a result of the shift in product mix to seamless pipe partially offset by reduced average selling prices for the division's rod and bar and rail products. Seamless pipe products have the highest average selling prices of the Company's products. The Company shipped 55,100 tons of rail for the first quarter of 2001 compared to 75,000 tons for the first quarter of 2000, primarily due to a major rail customer canceling its orders due to a significant reduction of its capital spending program.

    The Company's gross profit for the first quarter of 2001 was $4.5 million or
6.2 percent compared to $6.6 million or 10.1 percent for the corresponding 2000 period. Gross profit was unfavorably affected by decreased profitability for rail products due to the cutback in shipments discussed above, a decrease in semi-finished product shipments and lower average selling prices for rod and bar products. These unfavorable factors were partially offset by the increased in shipments of and improved profitability for seamless pipe during 2001.

    The Company's selling, general and administrative expenses for the first quarter of 2001 increased $1.0 million from the corresponding 2000 period and increased as a percentage of sales to 7.2 percent in the first quarter of 2001 from 6.4 percent for the corresponding 2000 period. The increase in cost is due to increased shipping expenses as compared to the prior period.

      The Company's total interest cost was $7.2 million for the first quarter of 2001 compared to $6.7 million for the corresponding period of 2000, due to an increase in the average borrowing outstanding for the respective periods.

    The Company's effective income tax benefit rates were 37.3 percent and 39.1 percent for the three month period ended March 31, 2001 and 2000, respectively. The effective tax rate for the first quarters of 2001 and 2000 varied from the combined state and federal statutory rates due to miscellaneous adjustments to the Company's tax accounts.

Liquidity and Capital Resources
-------------------------------

    The Company's cash flow used by operations for the first quarter of 2001 was $7.9 million compared to $2.9 million in the first quarter of 2000. The major items affecting this $5.0 million increase in cash used were an increase in accounts receivable for 2001 versus a decrease for 2000 ($2.8 million), the increased loss for the period compared to the 2000 period, net of deferred tax benefit ($3.2 million), a greater decrease in accounts payable in 2001 than in 2000 ($2.3 million), and a decrease in accrued expenses in 2001 versus an increase for 2000 ($1.3 million). These uses of cash were partially offset by a decrease in inventories in 2001 versus an increase for 2000 ($4.6 million).

    During the first quarter of 2001, the Company expended approximately $3.1 million, excluding capitalized interest, on capital projects.

    Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of March 31, 2001, $232.6 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.6 percent. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

    The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to the Company as that provided by Oregon Steel. The failure of either the Company or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on the Company and CF&I.

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of March 31, 2001, the outstanding balance on the debt was $23.2 million, of which $9.9 million was classified as long-term.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

       See Part 1, "Consolidated Financial Statements - Note 3, Contingencies" for discussion of claims adjudicated in the first quarter of 2001 regarding the former employees of the Colorado & Wyoming Railway Company, a wholly owned subsidiary of New CF&I, which arose from the labor dispute.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
             (a)   Exhibits
                         None

             (b)   Reports on Form 8-K
                         No reports on Form 8-K were required to be filed by the Registrant during the quarter ended March 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NEW CF&I, INC.


Date:  May 15, 2001                                /s/  Jeff S. Stewart
                                               --------------------------------
                                                      Jeff S. Stewart
                                                    Corporate Controller


                                                      CF&I STEEL, L.P.
                                                     By:  New CF&I, Inc.
                                                       General Partner



Date:  May 15, 2001                               /s/  Jeff S. Stewart
                                                -------------------------------
                                                      Jeff S. Stewart
                                                    Corporate Controller
                                                       New CF&I, Inc.