Form 10-Q
period 2001-06-30
NEW CF&I INC
filed 2001-08-14
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ------------------------------------------------
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

                                                     Yes   X   No
                                                         ----     ----

                            NEW CF&I, INC.
                           CF&I STEEL, L.P.
                                 INDEX
                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.   FINANCIAL STATEMENTS - NEW CF&I, Inc.
                                           --------------

                    Consolidated Balance Sheets (unaudited)
                       June 30, 2001 and December 31, 2000 ....................2

                    Consolidated Statements of Income (unaudited)
                       Three months and six months ended
                       June 30, 2001 and 2000 .................................3

                    Consolidated Statements of Cash Flows (unaudited)
                       Six months ended June 30, 2001 and 2000 ................4

                    Notes to Consolidated Financial Statements
                       (unaudited)...........................................5-8

                    FINANCIAL STATEMENTS - CF&I Steel, L.P.
                                           ----------------

                    Balance Sheets (unaudited)
                       June 30, 2001 and December 31, 2000 ....................9

                    Statements of Operations (unaudited)
                       Three months and six months ended
                       June 30, 2001 and 2000 ................................10

                    Statements of Cash Flows (unaudited)
                       Six months ended June 30, 2001 and 2000................11

                    Notes to Financial Statements (unaudited)..............12-14

          Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  ...............15-17

          Item 3.   Quantitative and Qualitative Disclosures
                       about Market Risk......................................17

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.........................................18

          Item 6.   Exhibits and Reports on Form 8-K..........................18



                                      NEW CF&I, INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)

                                                                         June 30,       December 31,
                                                                           2001             2000
                                                                      -----------       ------------
                                                 ASSETS
Current assets:
     Cash and cash equivalents                                        $       5          $       5
     Trade accounts receivable, net                                      51,654             45,485
     Inventories                                                         39,634             48,629
     Deferred taxes and other current assets                              3,622              3,589
                                                                      ---------          ---------
          Total current assets                                           94,915             97,708
                                                                      ---------          ---------

Property, plant and equipment:
     Land and improvements                                                3,475              3,475
     Buildings                                                           19,868             18,651
     Machinery and equipment                                            252,481            250,933
     Construction in progress                                             1,127              3,830
                                                                      ---------          ---------
                                                                        276,951            276,889
     Accumulated depreciation                                           (84,385)           (80,214)
                                                                      ---------          ---------
                                                                        192,566            196,675
                                                                      ---------          ---------

Costs in excess of net assets acquired, net                              32,373             32,883
Other assets                                                             35,693             31,524
                                                                      ---------          ---------
                                                                      $ 355,547          $ 358,790
                                                                      =========          =========


                                              LIABILITIES
Current liabilities:
     Current portion of long-term debt                                $   9,035          $   8,625
     Accounts payable                                                    40,108             42,682
     Accrued expenses                                                    20,507             20,733
                                                                      ---------          ---------
          Total current liabilities                                      69,650             72,040

Long-term debt                                                            9,914             14,536
Long-term debt - Oregon Steel Mills, Inc.                               232,230            221,474
Environmental liability                                                  30,850             30,850
Deferred employee benefits                                                7,514              7,053
                                                                      ---------          ---------
                                                                        350,158            345,953
                                                                      ---------          ---------
Redeemable common stock                                                  21,840             21,840
                                                                      ---------          ---------
Contingencies (Note 3)

                                          STOCKHOLDERS' DEFICIT
Common stock                                                                  1                  1
Additional paid-in capital                                               16,603             16,603
Accumulated deficit                                                     (33,055)           (25,607)
                                                                      ---------          ---------
                                                                        (16,451)            (9,003)
                                                                      ---------          ---------
                                                                      $ 355,547          $ 358,790
                                                                      =========          =========

               The accompanying notes are an integral part of the consolidated financial statements.



                                       NEW CF&I, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands)
                                         (Unaudited)

                                                          Three Months Ended        Six Months Ended
                                                                June 30,                 June30,
                                                         -----------------------   ----------------------
                                                          2001            2000        2001         2000
                                                         ---------    ----------   ---------    ---------

Sales                                                    $  78,285    $  63,332    $ 150,742    $ 129,028
                                                         ---------    ---------    ---------    ---------

Costs and expenses:
     Cost of sales                                          69,673       56,992      137,624      116,076
     Selling, general and administrative
          Expenses                                           6,172        4,288       11,383        8,479
     Loss (gain) on sale of assets                               2         (458)           2         (446)
                                                         ---------    ---------    ---------    ---------
                                                            75,847       60,822      149,009      124,109
                                                         ---------    ---------    ---------    ---------
          Operating income                                   2,438        2,510        1,733        4,919

Other income (expense):
     Interest and dividend income                               38           31           77           62
     Interest expense, net                                  (7,179)      (6,705)     (14,340)     (13,424)
     Minority interests                                        252          258          714          508
     Other, net                                                 53        2,578          130        2,615
                                                         ---------    ---------    ---------    ---------
          Loss before income taxes                          (4,398)      (1,328)     (11,686)      (5,320)

Benefit for income taxes                                     1,520          347        4,238        1,906
                                                         ---------    ---------    ---------    ---------
     Net loss                                            $  (2,878)   $    (981)   $  (7,448)   $  (3,414)
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




                                                   NEW CF&I, INC.
                                        Consolidated Statements of Cash Flows
                                                   (In thousands)
                                                     (Unaudited)


                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                           2001          2000
                                                                       -----------   -----------

Cash flows from operating activities:
    Net loss                                                            $  (7,448)   $  (3,414)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                      8,548        8,809
         Deferred income taxes                                             (4,248)      (2,240)
         Minority interests                                                  (714)        (508)
         Loss (gain) on sale of operating and non-operating assets              2       (2,945)
         Changes in operating assets and liabilities, net:
           Trade accounts receivable                                       (6,169)       5,285
           Inventories                                                      8,995        1,895
           Operating liabilities                                           (1,625)      10,579
           Other, net                                                         (33)         433
                                                                        ---------    ---------
      Net cash provided by (used in) operating activities                  (2,692)      17,894
                                                                        ---------    ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                             (3,931)      (2,558)

    Proceeds from sales of operating and non-operating assets                  --        3,049
    Other, net                                                                 79         (160)
                                                                        ---------    ---------
      Net cash provided by (used in) investing activities                  (3,852)         331
                                                                        ---------    ---------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                               75,931      127,411
    Payments to Oregon Steel Mills, Inc.                                  (65,175)    (141,796)
    Payment of long-term debt                                              (4,212)      (3,840)
                                                                        ---------    ---------
      Net cash provided by (used in) financing activities                   6,544      (18,225)
                                                                        ---------    ---------

Net increase in cash and cash equivalents                                      --           --
Cash and cash equivalents at beginning of period                                5            5
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $       5    $       5
                                                                        =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest                                                         $  12,095    $  13,570
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

                                 NEW CF&I, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.    BASIS OF PRESENTATION
      ---------------------

      The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("Company"). The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), which is one of the Company's principal subsidiaries. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87 percent ownership interest in the Company. All significant intercompany balances and transactions have been eliminated.

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

      The Financial Accounting Standards Board ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on June 15, 1998, establishing the accounting treatment for commercial entities' positions in derivative instruments. The Company adopted SFAS No. 133, effective January 1, 2001; however, the impact on the Company's consolidated financial position and consolidated results of operations was immaterial.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", revising the accounting recognition methodology for goodwill, from an amortization method to an impairment-based methodology. Under SFAS 142, the Company will be required to test its goodwill for impairment at least annually, and more often if events suggest that impairment has occurred. Effective with adoption, which the Company anticipates will be as of January 1, 2002, the Company will discontinue recognition of amortization of its goodwill, and perform a transitional impairment assessment. The Company has not yet determined the impact this standard will have on its consolidated balance sheet or its consolidated results of operations.

      Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not effect results of operations as previously reported.



2.    Inventories

      Inventories consist of:

                                           June 30,          December 31,
                                             2001                2000
                                          --------           ------------
                                                 (In thousands)

      Raw materials                       $  7,299             $  7,412
      Semi-finished product                 11,636               16,631
      Finished product                      13,786               17,478
      Stores and operating supplies          6,913                7,108
                                          --------             --------
           Total inventory                $ 39,634             $ 48,629
                                          ========             ========


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

      In connection with the acquisition of the steel mill in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist.
      At June 30, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

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

      In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. On
      July 16, 2001, the suit was dismissed by the presiding judge. Although the Company does not believe that it has an obligation to meet these standards, the Union has appealed the decision. If an adverse determination were to be reached against the Company on appeal, it is not presently possible to estimate the liability if there is ultimately an adverse determination.

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

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking workers ("Unreinstated Employees"). As of June 30, 2001, approximately 580 Unreinstated Employees have by now either returned to work or declined CF&I's offer of equivalent work. At June 30, 2001, approximately 350 Unreinstated Employees remain unreinstated.

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

      During the strike by the Union at CF&I, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of the Company, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

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

      The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. While retaining its rights to appeal the decision, C&W is seeking to negotiate a settlement with the claimants to settle the back pay and benefit liability. C&W anticipates that any such settlement, if reached, will not have a material impact on the Company's consolidated financial statements.

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

      LIQUIDITY

      The Company experienced a net loss for the six months ended June 30, 2001. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing. The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.




                                      CF&I STEEL, L.P.
                                       Balance Sheets
                                       (In thousands)
                                        (Unaudited)

                                                                         June 30,             December 31,
                                                                           2001                   2000
                                                                        ---------             ------------

                                                 ASSETS
Current assets:
     Cash and cash equivalents                                          $       2               $       2
     Trade accounts receivable, net                                        48,960                  42,743
     Inventories                                                           39,428                  48,421
     Other                                                                    529                     440
                                                                        ---------               ---------
          Total current assets                                             88,919                  91,606
                                                                        ---------               ---------

Property, plant and equipment:
     Land and improvements                                                  3,470                   3,470
     Buildings                                                             18,481                  18,419
     Machinery and equipment                                              250,954                 248,407
     Construction in progress                                               1,120                   3,806
                                                                        ---------               ---------
                                                                          274,025                 274,102
     Accumulated depreciation                                             (82,685)                (78,601)
                                                                        ---------               ---------
                                                                          191,340                 195,501
                                                                        ---------               ---------

Costs in excess of net assets acquired, net                                32,373                  32,883
Other assets                                                               12,786                  12,864
                                                                        ---------               ---------
                                                                        $ 325,418               $ 332,854
                                                                        =========               =========


                                              LIABILITIES
Current liabilities:
     Current portion of long-term debt                                  $   9,035               $   8,625
     Accounts payable                                                      53,379                  53,575
     Accrued expenses                                                      19,110                  20,617
                                                                        ---------               ---------
          Total current liabilities                                        81,524                  82,817

Long-term debt                                                              9,914                  14,536
Long-term debt - Oregon Steel Mills, Inc.                                 232,230                 221,474
Long-term debt - New CF&I, Inc.                                            21,756                  21,756
Environmental liability                                                    30,850                  30,850
Deferred employee benefits                                                  7,514                   7,053
                                                                        ---------               ---------
                                                                          383,788                 378,486
                                                                        ---------               ---------
Contingencies (Note 3)

                                           PARTNERS' DEFICIT

General partner                                                           (58,370)                (45,632)
                                                                        ---------               ---------
                                                                        $ 325,418               $ 332,854
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



                                                     CF&I STEEL, L.P.
                                                 Statements of Operations
                                                      (In thousands)
                                                        (Unaudited)

                                                      Three Months Ended        Six months Ended
                                                            June 30,                June 30,
                                                   ----------------------    ----------------------
                                                      2001         2000         2001         2000
                                                   ---------    ---------    ---------    ---------
Sales                                              $  76,823    $  61,912    $ 147,632    $ 125,804
                                                   ---------    ---------    ---------    ---------

Costs and expenses:
     Cost of sales                                    68,530       56,020      135,023      113,915
     Selling, general and administrative
          expenses                                     5,441        4,134       10,280        8,177
     Gain on sale of assets                               --         (458)          --         (446)
                                                   ---------    ---------    ---------    ---------

                                                      73,971       59,696      145,303      121,646
                                                   ---------    ---------    ---------    ---------
          Operating income                             2,852        2,216        2,329        4,158

Other income (expense):
     Interest expense, net                            (7,574)      (7,211)     (15,197)     (14,407)
     Other, net                                           53        2,577          130        2,615
                                                   ---------    ---------    ---------    ---------
          Net loss                                 $  (4,669)   $  (2,418)   $ (12,738)   $  (7,634)
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



                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                                   Six Months Ended June 30,
                                                                                 ---------------------------
                                                                                     2001             2000
                                                                                 ----------       ----------
Cash flows from operating activities:
    Net loss                                                                     $ (12,738)        $  (7,634)
    Adjustments to reconcile net loss to net cash provided by (used
        in) operating activities:
          Depreciation and amortization                                              8,460             8,702
          Loss (gain) on sale of operating and non-operating assets                     --            (2,945)
          Changes in operating assets and liabilities, net:
              Trade accounts receivable                                             (6,217)            5,824
              Inventories                                                            8,993             1,888
              Operating liabilities                                                 (1,242)           11,738
              Other, net                                                               (87)              270
                                                                                 ---------         ---------
      Net cash provided by (used in) operating activities                           (2,831)           17,843
                                                                                 ---------         ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                                      (3,792)           (2,507)
    Proceeds from sale of operating and non-operating assets                            --             3,049
    Other, net                                                                          79              (160)
                                                                                 ---------         ---------
      Net cash provided by (used in) investing activities                           (3,713)              382
                                                                                 ---------         ---------

Cash flows from financing activities:
    Borrowings from related parties                                                 75,931           127,411
    Payments to related parties                                                    (65,175)         (141,796)
    Payment of long-term debt                                                       (4,212)           (3,840)
                                                                                 ---------         ---------
      Net cash provided by (used in) financing activities                            6,544           (18,225)
                                                                                 ---------         ---------

Net increase in cash and cash equivalents                                               --                --
Cash and cash equivalents at beginning of year                                           2                 2
                                                                                 ---------         ---------
Cash and cash equivalents at end of year                                         $       2         $       2
                                                                                 ---------         ---------


Supplemental disclosures of cash flow information:
    Cash paid for:
        Interest                                                                 $  12,095         $  13,570
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

      In July 2001, the Financial Accounting Standards Board issued
      Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", revising the accounting recognition methodology for goodwill, from an amortization method to an impairment-based methodology. Under SFAS 142, CF&I will be required to test its goodwill for impairment at least annually, and more often if events suggest that impairment has occurred. Effective with adoption, which CF&I anticipates will be as of January 1, 2002, CF&I will discontinue recognition of amortization of its goodwill, and perform a transitional impairment assessment. CF&I has not yet determined the impact this standard will have on its balance sheet or its results of operations.

      Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not effect results of operations as previously reported.

2.    INVENTORIES
      -----------

      Inventories consist of:
                                             June 30,         December 31,
                                               2001               2000
                                            ---------         ------------
                                                  (In thousands)

      Raw materials                         $ 7,299              $ 7,412
      Semi-finished product                  11,636               16,631
      Finished product                       13,786               17,478
      Stores and operating supplies           6,707                6,900
                                           --------             --------
            Total inventory                $ 39,428             $ 48,421
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

      In connection with the 1993 acquisition of the steel mill in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by independent environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist.
      At June 30, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

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

      In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. On July 16, 2001, the suit was dismissed by the presiding judge. Although the Company does not believe that it has an obligation to meet these standards, the Union has appealed the decision. If an adverse determination were to be reached against the Company on appeal, it is not presently possible to estimate the liability if there is ultimately an adverse determination.


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

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). At June 30, 2001, approximately 580 Unreinstated Employees have by now either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2001, approximately 350 Unreinstated Employees.

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


      GUARANTEES

      Oregon Steel has outstanding $228.3 million principal amount of 11% First Mortgage Notes ("Notes"), due 2003. CF&I guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of CF&I, excluding accounts receivable and inventory.

      In addition, Oregon Steel maintains a $125 million credit agreement with a syndicate of lenders that is collateralized, in part, by CF&I's accounts receivable and inventory, and is guaranteed by CF&I.


      LIQUIDITY

      CF&I experienced a net loss for the six months ended June 30, 2001. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

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


       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2 percent owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo, Colorado steel mill ("Pueblo Mill"). For the three and six months ended June 30, 2001, sales of CF&I were 98.1 percent and
97.9 percent, respectively, compared to the 97.8 percent and 97.5 percent for corresponding periods in 2000, of the consolidated sales of the Company. For the three and six months ended June 30, 2001, cost of sales of CF&I were 98.4 percent and 98.1 percent, respectively, compared to 98.3 percent and 98.1 percent for the same periods in 2000, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                     Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                   --------------------    ---------------------
                                     2001       2000           2001       2000
                                   --------   --------     ---------    --------
Tonnage sold:
     Rail                           55,500     80,200        110,600     155,200
     Rod and Bar                   100,000     94,600        206,100     189,200
     Seamless Pipe                  37,900          -         67,100           -
     Semi-finished                  1,500       2,300          4,200      18,800
                                   -------    -------        -------     -------
          Total                    194,900    177,100        388,000     363,200
                                   =======    =======        =======     =======

Sales (in thousands):              $78,285    $63,332       $150,742    $129,028
Average selling price per ton:       $ 402      $ 358         $  389      $  355


--------------------------


     The Company's sales increased $15.0 million, or 23.6 percent and $21.7 million, or 16.8 percent for the three and six months ended June 30, 2001, respectively, over the same periods in 2000. The Company shipped 194,900 tons and 388,000 tons of rail, rod, bar, seamless pipe and semi-finished products at an average selling price per ton of $402 and $389 for the three and six months ended June 30, 2001, respectively, compared to 177,100 tons and 363,200 tons at an average selling price per ton of $358 and $355, during the corresponding periods in 2000. The increase in shipments is primarily due to shipments of seamless pipe in 2001 and increases in shipments of rod and bar products, partially offset by decreases in rail and semi-finished shipments. The lack of seamless pipe shipments for the six months in 2000 was a result of the temporary closure of the seamless mill due to adverse market conditions. Average selling price of the Company also increased as a result of the shift in product mix to seamless pipe as seamless pipe products have the highest average selling prices of the Company's products. This increase is partially offset by decreased average selling prices for rail products for both periods and the rod and bar products for the six month period. Rail shipments are 55,500 tons and 110,600 tons for the three and six months ended June 30, 2001, respectively, compared to 80,200 tons and 155,200 tons during the same periods of 2000, primarily due to reduced 2001 customer rail requirements.

      The Company's gross profits for the three and six months ended June 30, 2001 were $8.6 million or 11.0 percent and $13.1 million or 8.7 percent, respectively, compared to $6.3 million or 10.0 percent and $13.0 million or 10.0 percent, respectively, for the corresponding 2000 periods. The increase of gross profits for both periods is primarily due to the shipments and related profitability of seamless pipe during 2001, partially offset by decreased shipments of rail and semi-finished products.

     The Company's selling, general and administrative expenses for the three and six months ended June 30, 2001 increased $1.9 million and $2.9 million, respectively, over the same periods in 2000. These expenses increased as a percentage of sales to 7.9 percent and 7.6 percent for the three and six months ended June 30, 2001, respectively, as compared to 6.8 percent and 6.6 percent, respectively, for the corresponding periods of 2000. This was primarily due to higher shipping costs associated with the increased volume for seamless pipe, coupled with increases in legal and professional fees incurred in the 2001 periods compared to the respective 2000 periods.

     Gross interest expense increased $474,000 and $916,000 for the three and six months ended June 30, 2001, respectively, over the same periods in 2000, primarily due to higher levels of average borrowings outstanding, partially offset by reduced interest rates.

     The Company's effective income benefit rates were 34.6 percent and 36.3 percent for the three and six months ended June 30, 2001, as compared to 26.1 percent and 35.8 percent, respectively, for the corresponding periods in 2000. The effective benefit rate for the three month period ended June 30, 2000 was lower primarily due to the Company revising its estimate of the expected effective benefit rate for fiscal year 2000 during the period.


Liquidity and Capital Resources
-------------------------------

      The Company's cash flow provided by operations for the six months ended June 30, 2001 was $2.7 million compared to $17.9 million provided by operations for the same period of 2000. The major items affecting the $20.6 million decrease in cash from operations include an increase in accounts receivable for 2001 versus a decrease in 2000 ($11.5 million), a decrease in operating liabilities for 2001 versus an increase for 2000 ($12.2 million), and a greater effect of net loss and deferred taxes for 2001 than for 2000 ($4.0 million and $2.0 million, respectively), partially offset by a greater decrease in inventory for 2001 than for 2000 ($7.1 million).

    For the first six months of 2001, the Company expended approximately $3.7 million excluding capitalized interest, on capital projects.

     Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of June 30, 2001, $232.2 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.6 percent. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

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

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of June 30, 2001, the outstanding balance on the debt was $19.0 million, of which $9.9 million was classified as long-term.

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




ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes.

PART II   OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

See Part 1, "Consolidated Financial Statements - Note 3, Contingencies" for discussion of status of the environmental lawsuit filed by the United Steelworkers of America against the Company, in which the presiding judge dismissed the suit, and incorporated by reference herein.


Item 6. Exhibits and Reports on Form 8-K
             (a)   Exhibits
                      99.1 Amendment No. 1 to Credit Agreement dated effective June 30, 2001, among Oregon Steel Mills, Inc. as borrower, New CF&I, Inc. and CF&I, L.P., as Guarantors, various financial institutions as Lenders, and the Agent for the Lenders. Portions of this exhibit have been omitted pursuant to a confidential treatment request.

             (b)   Reports on Form 8-K
                      None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NEW CF&I, INC.


Date:  August 14, 2001                          /s/  Jeff S. Stewart
                                            ----------------------------------
                                                 Jeff S. Stewart
                                                Corporate Controller



                                                CF&I STEEL, L.P.
                                               By:  New CF&I, Inc.
                                                 General Partner



Date:  August 14, 2001                          /s/  Jeff S. Stewart
                                            ----------------------------------
                                                   Jeff S. Stewart
                                                Corporate Controller
                                                   New CF&I, Inc.