Form 10-Q
period 2001-09-30
NEW CF&I INC
filed 2001-11-14
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2001
                               ------------------------------------------------
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

                                                     Yes   X   No
                                                         ----     ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX
                                                                           Page
                                                                           ----
PART I.    FINANCIAL  INFORMATION

           Item 1.   FINANCIAL STATEMENTS - NEW CF&I, INC.

                     Consolidated Balance Sheets (unaudited)
                        September 30, 2001 and December 31, 2000 .............2

                     Consolidated Statements of Income (unaudited)
                        Three months and nine months ended
                        September 30, 2001 and 2000 ..........................3

                     Consolidated Statements of Cash Flows (unaudited)
                        Nine months ended September 30, 2001 and 2000 ........4

                     Notes to Consolidated Financial Statements
                        (unaudited).........................................5-8

                     FINANCIAL STATEMENTS - CF&I STEEL, L.P.

                     Balance Sheets (unaudited)
                         September 30, 2001 and December 31, 2000 ............9

                     Statements of Operations (unaudited)
                        Three months and nine months ended
                        September 30, 2001 and 2000 .........................10

                     Statements of Cash Flows (unaudited)
                        Nine months ended September 30, 2001 and 2000........11

                     Notes to Financial Statements (unaudited)............12-15

           Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations  .............16-18

           Item 3.   Quantitative and Qualitative Disclosures
                        about Market Risk....................................18

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings.......................................19

           Item 6.   Exhibits and Reports on Form 8-K........................19






                                      NEW CF&I, INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)

                                                                 September 30,       December 31,
                                                                      2001               2000
                                                                 -------------       ------------

                                                    ASSETS

Current assets:
     Cash and cash equivalents                                     $      5             $      5
     Trade accounts receivable, net                                  37,328               45,485
     Inventories                                                     39,553               48,629
     Deferred taxes and other current assets                          4,831                3,589
                                                                   --------             --------
          Total current assets                                       81,717               97,708
                                                                   --------             --------

Property, plant and equipment:
     Land and improvements                                            3,501                3,475
     Buildings                                                       19,868               18,651
     Machinery and equipment                                        252,032              250,933
     Construction in progress                                         5,079                3,830
                                                                   --------             --------
                                                                    280,480              276,889
     Accumulated depreciation                                       (88,536)             (80,214)
                                                                   --------             --------
                                                                    191,944              196,675
                                                                   --------             --------

Costs in excess of net assets acquired, net                          32,118               32,883
Other assets                                                         36,533               31,524
                                                                   --------             --------
                                                                   $342,312             $358,790
                                                                   ========             ========


                                              LIABILITIES
Current liabilities:
     Current portion of long-term debt                             $ 13,877             $  8,625
     Accounts payable                                                38,095               42,682
     Accrued expenses                                                19,602               20,733
                                                                   --------             --------
          Total current liabilities                                  71,574               72,040

Long-term debt                                                        5,072               14,536
Long-term debt - Oregon Steel Mills, Inc.                           222,847              221,474
Environmental liability                                              30,850               30,850
Deferred employee benefits                                            7,749                7,053
                                                                   --------             --------
                                                                    338,092              345,953
                                                                   --------             --------
Redeemable common stock                                              21,840               21,840
                                                                   --------             --------
Contingencies (Note 3)

                                         STOCKHOLDERS' DEFICIT
Common stock                                                              1                    1
Additional paid-in capital                                           16,603               16,603
Accumulated deficit                                                 (34,224)             (25,607)
                                                                   --------             --------
                                                                    (17,620)              (9,003)
                                                                   --------             --------
                                                                   $342,312             $358,790
                                                                   ========             ========


               The accompanying notes are an integral part of the consolidated financial statements.



                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,            September 30,
                                                              ----------------------    -----------------------
                                                                 2001          2000        2001        2000
                                                              ----------   ----------   ----------   ----------


Sales                                                         $  70,520    $  71,462    $ 221,261    $ 200,491
                                                              ---------    ---------    ---------    ---------

Costs and expenses:
     Cost of sales                                               57,973       59,763      195,598      175,840
     Selling, general and administrative
        expenses                                                  7,905        4,555       19,287       13,034
     Gain on sale of operating assets                               (20)          (4)         (18)        (450)
                                                              ---------    ---------    ---------    ---------
                                                                 65,858       64,314      214,867      188,424
                                                              ---------    ---------    ---------    ---------
          Operating income                                        4,662        7,148        6,394       12,067

Other income (expense):
     Interest and dividend income                                    47           52          124          114
     Interest expense, net                                       (7,088)      (6,552)     (21,428)     (19,976)
     Minority interests                                             127            6          841          514
     Other, net                                                     165           62          296        2,677
                                                              ---------    ---------    ---------    ---------
          Income (loss) before income taxes                      (2,087)         716      (13,773)      (4,604)

Benefit (Provision) for income taxes                                918         (104)       5,156        1,802
                                                              ---------    ---------    ---------    ---------
     Net income (loss)                                        $  (1,169)   $     612    $  (8,617)   $  (2,802)
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




                                                   NEW CF&I, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                           2001          2000
                                                                       ----------   -----------
Cash flows from operating activities:
    Net loss                                                           $  (8,617)   $  (2,802)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                    12,951       13,880
         Deferred income taxes                                            (5,171)      (2,242)
         Minority interests                                                 (841)        (514)
         Gain on sale of operating and non-operating assets                  (18)      (2,943)
         Changes in operating assets and liabilities, net:
           Trade accounts receivable                                       8,157       (3,157)
           Inventories                                                     9,076       (3,597)
           Operating liabilities                                          (5,022)      10,966
           Other, net                                                       (532)       1,054
                                                                       ---------    ---------
      Net cash provided by operating activities                            9,983       10,645
                                                                       ---------    ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                            (7,530)      (4,463)
    Proceeds from sales of operating and non-operating assets                 93        3,047
    Other, net                                                               293         (160)
                                                                       ---------    ---------
      Net cash used in investing activities                               (7,144)      (1,576)
                                                                       ---------    ---------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                             102,280      208,407
    Payments to Oregon Steel Mills, Inc.                                (100,907)    (209,615)
    Payment of long-term debt                                             (4,212)      (7,861)
                                                                       ---------    ---------
      Net cash used in financing activities                               (2,839)      (9,069)
                                                                       ---------    ---------

Net increase in cash and cash equivalents                                     --           --
Cash and cash equivalents at beginning of period                               5            5
                                                                       ---------    ---------
Cash and cash equivalents at end of period                             $       5    $       5
                                                                       =========    =========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                        $  21,478    $  18,813
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

                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries (the "Company"). The Company owns a 95.2 percent interest in CF&I Steel, L.P. ("CF&I"), which is the Company's principal subsidiary. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87 percent ownership interest in the Company. All significant intercompany balances and transactions have been eliminated.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2000 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on June 15, 1998, establishing the accounting treatment for commercial entities' positions in derivative instruments. The Company adopted SFAS No. 133, effective January 1, 2001; however, the impact on the Company's consolidated financial position and consolidated results of operations was immaterial.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", revising the accounting recognition methodology for goodwill, from an amortization method to an impairment-based methodology. Under SFAS No. 142, the Company will be required to test its goodwill for impairment at least annually, and more often if events suggest that impairment has occurred. Effective with adoption, which the Company anticipates will be as of January 1, 2002, the Company will discontinue recognition of amortization of its goodwill and perform a transitional impairment assessment. The Company has not yet determined the impact this standard will have on its consolidated balance sheet or its consolidated results of operations.For the nine month period ended September 2001, the Company's goodwill and intangible amortization expenses were $763,000.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

      On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations and Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for the year beginning January 1, 2002. The Company believes adoption of this standard will not have a material effect on its financial statements.

      Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.    INVENTORIES
      -----------

      Inventories consist of:

                                               September 30,        December 31,
                                                   2001                2000
                                               -------------        ------------
                                                        (In thousands)

     Raw materials                               $ 7,328              $ 7,412
     Semi-finished product                        13,028               16,631
     Finished product                             12,280               17,478
     Stores and operating supplies                 6,917                7,108
                                                 -------              -------
          Total inventory                        $39,553              $48,629
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

      In connection with the acquisition of the steel mill in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, resolution will likely include payment of penalties and an agreement to implement additional pollution controls. As such, the Company has accrued $816,000 as of September 30, 2001. The Company and CDPHE had reached a settlement in February of 2001, but the settlement was later set
      aside in April of 2001 by the presiding judge.   The Company and CDPHE
      remain in negotiations as to what corrective actions need to be taken to implement additional pollution controls.

      In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. On July 16, 2001, the suit was dismissed by the presiding judge. Although the Company does not believe that it has an obligation to meet these standards, the Union has appealed the decision. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike for approximately 1,000 bargaining unit employees. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking workers ("Unreinstated Employees"). As of September 30, 2001, approximately 655 Unreinstated Employees have by now either returned to work or have declined CF&I's offer of equivalent work. At September 30, 2001, approximately 275 Unreinstated Employees remain unreinstated.

      On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired new employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision upholding certain allegations against CF&I. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington D.C. A separate hearing concluded in February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

      In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Historical personnel records do not provide sufficient information necessary to provide a reasonable estimate of liability. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the number of unreinstated individuals and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I.

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

      The United Transportation Union, representing thirty of the former C&W employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

      The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of September 30, 2001, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. C&W has accrued $159,000 for the remaining four former employees, which is based on the award amount from the court.

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

      LIQUIDITY

      The Company experienced a net loss for the nine months ended September 30, 2001. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing. The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.



                                     CF&I STEEL, L.P.
                                      BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)

                                                                  September 30,           December 31,
                                                                      2001                    2000
                                                                  -------------           ------------

                                                  ASSETS
Current assets:
     Cash and cash equivalents                                       $      2               $      2
     Trade accounts receivable, net                                    35,290                 42,743
     Inventories                                                       39,334                 48,421
     Other                                                              1,730                    440
                                                                     --------               --------
          Total current assets                                         76,356                 91,606
                                                                     --------               --------

Property, plant and equipment:
     Land and improvements                                              3,496                  3,470
     Buildings                                                         18,481                 18,419
     Machinery and equipment                                          249,288                248,407
     Construction in progress                                           5,079                  3,806
                                                                     --------               --------
                                                                      276,344                274,102
     Accumulated depreciation                                         (86,781)               (78,601)
                                                                     --------               --------
                                                                      189,563                195,501
                                                                     --------               --------

Costs in excess of net assets acquired, net                            32,118                 32,883
Other assets                                                           12,703                 12,864
                                                                     --------               --------
                                                                     $310,740               $332,854
                                                                     ========               ========


                                            LIABILITIES
Current liabilities:
     Current portion of long-term debt                              $  13,877              $   8,625
     Accounts payable                                                  51,598                 53,575
     Accrued expenses                                                  17,905                 20,617
                                                                    ---------              ---------
          Total current liabilities                                    83,380                 82,817
                                                                    ---------              ---------

Long-term debt                                                          5,072                 14,536
Long-term debt - Oregon Steel Mills, Inc.                             222,847                221,474
Long-term debt - New CF&I, Inc.                                        21,756                 21,756
Environmental liability                                                30,850                 30,850
Deferred employee benefits                                              7,749                  7,053
                                                                    ---------              ---------
                                                                      371,654                378,486
                                                                    ---------              ---------
Contingencies (Note 3)

                                         PARTNERS' DEFICIT

General partner                                                       (60,914)               (45,632)
                                                                    ---------              ---------
                                                                    $ 310,740              $ 332,854
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


                                                     CF&I STEEL, L.P.
                                                 STATEMENTS OF OPERATIONS
                                                      (In thousands)
                                                        (Unaudited)

                                                          Three Months Ended         Nine months Ended
                                                             September 30,              September 30,
                                                          ---------------------   -----------------------
                                                            2001         2000         2001         2000
                                                          ---------  ----------   ----------   ----------
Sales                                                     $ 68,774    $ 69,803     $216,406     $195,607
                                                          --------    --------     --------     --------

Costs and expenses:
     Cost of sales                                          56,811      58,545      191,834      172,460
     Selling, general and administrative
          expenses                                           7,253       4,378       17,533       12,555
     Gain on sale of operating assets                          (18)         (6)         (18)        (452)
                                                          --------    --------     --------     --------

                                                            64,046      62,917      209,349      184,563
                                                          --------    --------     --------     --------
          Operating income                                   4,728       6,886        7,057       11,044


Other income (expense):
     Interest and dividend income                              --           19           --           19
     Interest expense, net                                 (7,437)      (7,069)     (22,634)     (21,476)
     Other, net                                               165           62          296        2,677
                                                          -------     --------     --------     --------
          Net loss                                        $(2,544)    $   (102)    $(15,281)    $ (7,736)
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



                                                  CF&I STEEL, L.P.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                     (Unaudited)


                                                                     Nine Months Ended September 30,
                                                                    --------------------------------
                                                                        2001                 2000
                                                                    ----------            ----------
Cash flows from operating activities:
    Net loss                                                        $ (15,281)            $  (7,736)
    Adjustments to reconcile net loss to net cash provided by
     operating activities:
          Depreciation and amortization                                12,891                13,761
          Gain on sale of operating and non-operating assets              (18)               (2,943)
          Changes in operating assets and liabilities, net:
              Trade accounts receivable                                 7,453                (2,415)
              Inventories                                               9,086                (3,056)
              Operating liabilities                                    (3,992)               12,122
              Other, net                                               (1,290)                  758
                                                                    ---------             ---------
      Net cash provided by operating activities                         8,849                10,491
                                                                    ---------             ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                         (6,270)               (4,309)
    Proceeds from sale of operating and non-operating assets              143                 3,047
    Other, net                                                            117                  (160)
                                                                    ---------             ---------
      Net cash used in investing activities                            (6,010)               (1,422)
                                                                    ---------             ---------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                          102,280               208,407
    Payments to Oregon Steel Mills, Inc.                             (100,907)             (209,615)
    Payment of long-term debt                                          (4,212)               (7,861)
                                                                    ---------             ---------
      Net cash used in financing activities                            (2,839)               (9,069)
                                                                    ---------             ---------

Net increase in cash and cash equivalents                                  --                    --
Cash and cash equivalents at beginning of year                              2                     2
                                                                    ---------             ---------
Cash and cash equivalents at end of year                            $       2             $       2
                                                                    =========             =========

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest                                                    $  21,478             $  18,813
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

                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.    BASIS OF PRESENTATION
      ---------------------

      The financial statements include the accounts of CF&I Steel, L.P.("CF&I"). Oregon Steel Mills, Inc. ("Oregon Steel") owns an 87 percent interest in New CF&I, Inc. (the "Company"), which is Oregon Steel's principal subsidiary. The Company owns a 95.2 percent interest in CF&I. Oregon Steel also owns directly an additional 4.3 percent interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills.

      The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2000 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", revising the accounting recognition methodology for goodwill, from an amortization method to an impairment-based methodology. Under SFAS No. 142, CF&I will be required to test its goodwill for impairment at least annually, and more often if events suggest that impairment has occurred. Effective with adoption, which CF&I anticipates will be as of January 1, 2002, CF&I will discontinue recognition of amortization of its goodwill and perform a transitional impairment assessment. CF&I has not yet determined the impact this standard will have on its balance sheet or its results of operations. For the nine months period ended September 2001, the Company's goodwill and intangible amortization expenses were $763,000.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective January 1, 2003. CF&I believes adoption of this standard will not have a material effect on its financial statements.

      On October 3, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations and Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for the year beginning January 1, 2002. CF&I believes adoption of this standard will not have a material effect on its financial statements.

      Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.    INVENTORIES

      Inventories consist of:
                                              September 30,        December 31,
                                                  2001                 2000
                                             --------------       -------------
                                                       (In thousands)

      Raw materials                              $ 7,328             $ 7,412
      Semi-finished product                       13,026              16,631
      Finished product                            12,280              17,478
      Stores and operating supplies                6,700               6,900
                                                 -------             -------
            Total inventory                      $39,334             $48,421
                                                 =======             =======


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

      In connection with the 1993 acquisition of the steel mill in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two separate remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which is substantially reflective of a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At September 30, 2001, the accrued liability was $32.5 million, of which $30.9 million was classified as non-current in the consolidated balance sheet.

      The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. Although the Action was not quantified at that time, resolution will likely include payment of penalties and an agreement to implement additional pollution controls. As such, the Company has accrued $816,000 as of September 30, 2001. The Company and CDPHE had reached a settlement in February 2001, but the settlement was later set aside in April 2001 by the presiding judge. The Company and CDPHE remain in negotiations as to what corrective actions need to be taken to implement additional pollution controls.

      In a related matter, on April 27, 2000, the United Steel Workers of America ("Union") filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the Clean Air Act Amendments of 1990 at the Pueblo Mill for a period extending over five years. On July 16, 2001, the suit was dismissed by the presiding judge. Although the Company does not believe that it has an obligation to meet these standards, the Union has appealed the decision. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

      LABOR DISPUTE

      The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997 the Union initiated a strike of approximately 1,000 bargaining unit employees at the Pueblo Mill. The parties failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, contractors and striking employees whom returned to work and salaried employees.

      On December 30, 1997 the Union called off the strike and made an unconditional offer to return to work. At the time of this offer, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). At September 30, 2001, approximately 655 Unreinstated Employees have either by now returned to work or have declined CF&I's offer of equivalent work. At September 30, 2001, approximately 275 Unreinstated Employees remain unreinstated.

      On February 27, 1998 the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). CF&I not only denies the allegations, but rather believes that both the facts and the law fully support its contention that the strike was economic in nature and that it was not obligated to displace the properly hired new employees. On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision upholding certain allegations against CF&I. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington D.C. A separate hearing concluded in February 2000 with the judge for that hearing rendering a decision on August 7, 2000 that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The ultimate determination of the issues may require a ruling from the appropriate United States appellate court.

      In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, from the date of the Union's unconditional offer to return to work through the date of the adverse determination. The number of Unreinstated Employees entitled to back pay would probably be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Historical personnel records do not provide sufficient information necessary to provide a reasonable estimate of liability. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the number of unreinstated individuals and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I.


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

      LIQUIDITY

      CF&I experienced a net loss for the nine months ended September 30, 2001. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2001, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2001, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

       The following information contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. Such risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; potential equipment malfunction; work stoppages, and labor issues, and plant construction and repair delays, and failure of the Company to accurately predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

       The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2 percent owned subsidiary and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the Pueblo, Colorado steel mill ("Pueblo Mill"). For the three and nine months ended September 30, 2001, sales of CF&I were 97.5 percent and 97.8 percent, respectively, compared to the 97.7 percent and 97.6 percent for corresponding periods in 2000, of the consolidated sales of the Company. For the three and nine months ended September 30, 2001, cost of sales of CF&I were
98.0 percent and 98.1 percent, respectively, compared to 98.0 percent and 98.1 percent for the same periods in 2000, of the consolidated cost of sales of the Company.

Results of Operations
---------------------


       SALES. The following table sets forth for the Company tonnage sold, sales and average selling price per ton:


                                              Three Months Ended   Nine Months Ended
                                                 September 30,        September 30,
                                            --------------------  --------------------
                                               2001        2000      2001       2000
                                            --------   ---------  --------   ---------
Tonnage sold:
     Rail                                     56,100     82,300    166,700    237,500
     Rod and Bar                             115,800     99,500    321,900    288,700
     Seamless Pipe                            17,500         --     84,500         --
     Semi-finished                               300     17,700      4,500     36,500
                                            --------   --------   --------   --------
          Total                              189,700    199,500    577,600    562,700
                                            ========   ========   ========   ========

Sales (in thousands):                       $ 70,520   $ 71,462   $221,261   $200,491
Average selling price per ton:              $    372   $    358   $    383   $    356



      For the three months ended September 30, 2001, the Company's net sales decreased $1.0 million, or 1.3% to $70.5 million, from the corresponding period of 2000. For the third quarter of 2001, the Company shipped 189,700 tons of rod, bar, seamless pipe and semi-finished products at an average selling price per ton of $372, as compared with 199,500 tons of shipment at an average selling price per ton of $358 for the prior year period. The decrease in shipments were primarily due to decrease of rail shipments as well as semi-finished product shipments, partially offset by increase in shipments of rod and bar and seamless pipe products. Notwithstanding shipment decreases, average selling price per ton improved, as a result of greater product mix of seamless pipe in the third quarter. Seamless pipe products have the highest average selling prices of the Company's products.

      For the nine months ended September 30, 2001, the Company's net sales increased $20.8 million, or 10.4% to $221.3 million, from $200.5 million in the same period of 2000. For the first nine months of 2001, total shipments were 577,600 tons at an average selling price per ton of $383, as compared to 562,700 tons at an average selling price per ton of $356 for the corresponding period of 2000. The increase in shipments primarily resulted from shipments of seamless pipe in 2001; coupled with increased shipments of rod and bar products. Due to the adverse market conditions in the prior year, no seamless products were shipped during the corresponding period in 2000 as the seamless mill was temporarily shut down. Average selling price of the Company also increased as a result of shift in product mix to seamless pipe. This increase was partially offset by lower shipments and weaker pricing of rail products. Rail shipments were 166,700 tons for the nine months ended September 30, 2001, compared to 237,500 tons for the same periods of 2000, primarily due to reduced rail demand throughout 2001.

     GROSS PROFITS. The Company's gross profits for the three and nine months ended September 30, 2001 were $12.6 million or 17.8% and $25.7 million or 11.6%, respectively, compared to $11.7 million or 16.4% and $24.7 million or 12.3%, respectively, for the corresponding 2000 periods. The increased gross profit for the three months ended September 30, 2001 was primarily attributable to the shipments and related profitability of seamless pipe. In addition, a property tax refund of $3.7 million was received. For the nine months ended
September 30, 2001, the gross profit percentage decreased compared to the same period a year ago. This unfavorable effect was due to decreased sales as well as downward pricing pressure associated with rail and semi-finished products.

     SELLING, GENERAL, AND ADMINISTRATIVE. The Company's selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2001 increased $3.4 million, and $6.3 million, respectively, over the same periods in 2000. These expenses increased as a percentage of total net sales to 11.2% and 8.7% for the three and nine months ended September 30, 2001, respectively, as compared to 6.4% and 6.5%, respectively, for the corresponding periods of 2000. The increase in SG&A expenses from 2000 to 2001 was partially due to $3.0 million in seamless pipe commission fees associated with the first nine months of 2001 that did not exist in the corresponding period in 2000, due to no seamless pipe sold in the first nine months of 2000. In addition, shipping costs increased 71.1% and 98.9% to $1.2 million and $3.3 million, for the three and nine months ended September 30, 2001, respectively, from the corresponding periods in 2000. The increases were associated with the increased volume for seamless pipe and rod and bar products.

      OTHER INCOME. Other income, net for the nine months ended September 30, 2001 decreased by $2.4 million, or 88.9%, from the corresponding 2000 period. In the second quarter of 2000, the Company realized a pre-tax gain of $2.5 million on the sale of undeveloped land at the RMSM Division.

     INTEREST EXPENSE. Gross interest expense increased $609,000 and $1.7 million for the three and nine months ended September 30, 2001, respectively, over the same periods in 2000, primarily due to higher levels of average interest-bearing debt outstanding, partially offset by reduced interest rates.

     INCOME TAX EXPENSE. The Company's effective income benefit (provision) rates were 44.0% and 37.4% for the three and nine months ended September 30, 2001, as compared with (14.5%) and 39.1%, respectively, for the corresponding periods in 2000. Income tax benefit increased by $1.0 million and $3.4 million for the three and nine months ended September 30, 2001, respectively, due to the Company's greater net loss before taxes.


Liquidity and Capital Resources
-------------------------------

     The Company's cash flow provided by operations for the nine months ended September 30, 2001 was $10.0 million as compared to $10.7 million for the same period of 2000. The major items affecting the $0.7 million decrease in cash from operations include a decrease in operating liabilities for 2001 versus an increase for 2000 ($16 million) and a greater effect of net loss and deferred taxes and for 2001 than for 2000 ($5.8 million and $3.0 million, respectively). This decrease was partially offset by an increase in inventory and accounts receivable for the nine months ended September 30, 2001 versus a decrease for the corresponding 2000 periods ($12.7 million and $11.3 million, respectively).

     Net working capital at September 30, 2001 decreased $15.6 million from $25.7 million at December 30, 2000 to $10.1 million at September 30, 2001, reflecting a $16 million decrease in current assets and $0.4 million decrease in current liabilities. The decrease in current assets was primarily due to decreased net trade accounts receivable and inventories ($8.2 million and $9.1 million, respectively), partially offset by increase in deferred tax assets ($1.2 million). The slight decrease in current liabilities was in part due to decrease in accounts payable ($4.6 million), offset by increase in current portion of long term debt ($5.3 million). The increase in short term debt was primarily attributable to the timing of payment on the Company's 10-year term loan. Accounts receivable (net) decreased to $37.3 million at September 30, 2001 from $45.5 million at December 31, 2000, due to a combination of factors such as the timing of sales and payments by customers. The amount of accounts receivable, measured in average daily sales outstanding, was 58 days for the first nine months of 2001, as compared to 42 days for the year ended December 31, 2000. The increase was primarily attributable to sale of seamless pipe in 2001, whereas no seamless pipe was sold in the first three quarters of 2000. Seamless pipe has standard payment terms of net 60 days versus terms of net 30 days for other products.

    For the first nine months of 2001, the Company expended approximately $7.2 million excluding capitalized interest, on capital projects.

    Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of September 30, 2001, $222.8 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.6 %. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

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

    Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5 percent. As of September 30, 2001, the outstanding balance on the debt was $19.0 million, of which $5.1 million was classified as long-term.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
             (a)   Exhibits
                       99.1 Amendment No. 1 to Credit Agreement dated effective June 30, 2001, among Oregon Steel Mills, Inc. as borrower, New CF&I, Inc. and CF&I, L.P., as Guarantors, various financial institutions as Lenders, and the Agent for the Lenders. Portions of this exhibit have been omitted pursuant to a confidential treatment request. (Filed as exhibit 99.1 to Form 10-Q for the Quarter Ended June 30, 2001, and incorporated by reference herein.)

             (b)   Reports on Form 8-K
                      None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         NEW CF&I, INC.


Date:  November 14, 2001                             /s/  Jeff S. Stewart
                                                   ---------------------------
                                                        Jeff S. Stewart
                                                     Corporate Controller



                                                         CF&I STEEL, L.P.
                                                       By:  New CF&I, Inc.
                                                         General Partner



Date:  November 14, 2001                            /s/  Jeff S. Stewart
                                                   ---------------------------
                                                        Jeff S. Stewart
                                                      Corporate Controller
                                                        New CF&I, Inc.