Form 10-Q/A
period 2001-06-30
NEW CF&I INC
filed 2002-01-28
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-Q/A
                                   AMENDMENT 1

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                               ------------------------------------------------
                                                OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
                                 NEW CF&I, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                        02-20781                  93-1086900
- -------------------------------------------------------------------------------
  (State or other jurisdiction of   (Commission File Number)     (IRS Employer
   incorporation or organization)                                Identification
                                                                 Number)

   1000 Broadway Building, Suite 2200, Portland, Oregon               97205
- -------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

                                 (503) 223-9228
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                          02-20779                  93-1103440
- --------------------------------------------------------------------------------
(State or other jurisdiction of   (Commission File Number)       (IRS Employer
incorporation or organization)                                  Identification
                                                                     Number)

1000 Broadway Building, Suite 2200, Portland, Oregon               97205
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (503) 223-9228
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                                                     Yes   X   No
                                                         ----     ----

       Explanatory Note:
       ----------------

       The registrant amends Part II Other Information, Item 6 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 to include the full text of Exhibit 99.1.

PART II   OTHER INFORMATION



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

                                                  NEW CF&I, INC.


Date:  January 25, 2002                          /s/  Jeff S. Stewart
                                        -------------------------------------
                                                     Jeff S. Stewart
                                               Corporate Controller



                                                 CF&I STEEL, L.P.
                                                By:  New CF&I, Inc.
                                                  General Partner



Date:  January 25, 2002                       /s/  Jeff S. Stewart
                                         ------------------------------------
                                                  Jeff S. Stewart
                                               Corporate Controller
                                                  New CF&I, Inc.