Form 10-K
period 2001-12-31
NEW CF&I INC
filed 2002-03-27
CIK 1008915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
               ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                 NEW CF&I, INC.
      (Exact name of registrant as specified in its charter)

      Delaware                             02-20781                  93-1086900
--------------------------------------------------------------------------------
      (State or other jurisdiction of  (Commission File Number)    (IRS Employer
      incorporation or organization)                             Identification
                                                                     Number)

      1000 S.W. Broadway, Suite 2200, Portland, Oregon             97205
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)
                              (503) 223-9228
--------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                                CF&I STEEL, L.P.
             (Exact name of registrant as specified in its charter)

      Delaware                             02-20779                  93-1103440
--------------------------------------------------------------------------------
      (State or other jurisdiction of  (Commission File Number)    (IRS Employer
      incorporation or organization)                              Identification
                                                                      Number)

      1000 S.W. Broadway, Suite 2200, Portland, Oregon             97205
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)
                     (503) 223-9228
--------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           Title of each class             Name of exchange on which registered
           -------------------             ------------------------------------
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
                                 Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of stock as of January 31, 2002:

                                 NEW CF&I, INC.

      COMMON STOCK, $1 PAR VALUE                           200
      --------------------------             --------------------------------
           (Title of Class)                    (Number of shares outstanding)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy statement for Oregon Steel Mills, Inc. Annual Meeting of Stockholders to be held April 25, 2002 is incorporated by reference into Part III of this report.

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.

                                TABLE OF CONTENTS
ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

   1.             BUSINESS...................................................  1
                      General................................................  1
                      Products...............................................  2
                      Raw Materials .........................................  3
                      Marketing and Customers................................  3
                      Competition and Other Market Factors...................  4
                      Environmental Matters..................................  4
                      Labor Dispute..........................................  6
                      Employees..............................................  7

   2.             PROPERTIES.................................................  7

   3.             LEGAL PROCEEDINGS..........................................  8

   4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  8
                      Executive Officers of the Registrant...................  8

                                     PART II

   5.             MARKET FOR REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS............................  9

   6.             SELECTED FINANCIAL DATA....................................  9

   7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 10

   7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                      MARKET RISK............................................ 14

   8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 16

   9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE................. 45

                                    PART III

   10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
and 11.               AND EXECUTIVE COMPENSATION............................. 46

   12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT......................................... 49

   13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 49

                                     PART IV

   14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND
                  REPORTS ON FORM 8-K........................................ 50

                                     PART I

ITEM 1.       BUSINESS

GENERAL

       New CF&I, Inc. ("Company" or "New CF&I") was incorporated in the State of Delaware on May 5, 1992 as a wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"). On March 3, 1993, the Company, acquired a 95.2% interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I"), a Delaware limited partnership. The remaining 4.8% interest was owned by the Pension Benefit Guaranty Corporation ("PBGC"). In August of 1994, New CF&I sold a 10% equity interest in New CF&I to a subsidiary of Nippon Steel Corporation ("Nippon"). In connection with that sale, Nippon agreed to license to the Company a proprietary technology for producing deep head-hardened ("DHH") rail products as well as to provide certain production equipment to produce DHH rail. In November 1995, Oregon Steel sold equity interests totaling 3% in New CF&I to two subsidiaries of the Nissho Iwai Group ("Nissho Iwai"), a large Japanese trading company. Oregon Steel owns the remaining 87% of the Company. In 1997, Oregon Steel purchased the 4.8% interest in CF&I owned by the PBGC. In 1998, Oregon Steel sold a 0.5% interest in CF&I to a subsidiary of Nippon.

       The Company purchased the railroad business assets and CF&I purchased substantially all of the steelmaking, fabricating, and metals assets of CF&I Steel Corporation ("CF&I Steel"). These assets are located primarily in Pueblo, Colorado ("Pueblo Mill"). The Pueblo Mill is a steel minimill which produces long-length, standard and head-hardened steel rails, seamless tubular goods ("seamless pipe"), wire rod, and bar products. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills ("RMSM").

       Shortly after the acquisition of the Pueblo Mill in 1993, the Company began a series of major capital improvements designed to increase yields, improve productivity and quality and expand the Company's ability to offer specialty rail, rod and bar products. The primary components of the capital improvements at the Pueblo Mill are outlined below.

       STEELMAKING. The Company installed a ladle refining furnace and a vacuum degassing facility and upgraded both continuous casters. During 1995, the Company eliminated ingot casting and replaced it with more efficient continuous casting methods that allow the Company to cast directly into blooms. These improvements expanded the Pueblo Mill steelmaking capacity to 1.2 million tons.

       ROD AND BAR MILL. At the time of its acquisition, the rod and bar mills at the Pueblo Mill were relatively old and located in separate facilities, which resulted in significant inefficiencies as the Company shifted production between them in response to market conditions. In 1995, the Company commenced operation of a new combination rod and bar mill with a new reheat furnace and a high-speed rod train, capable of producing commodity and specialty grades of rod and bar products. These improvements enable the Company to produce a wider range of high margin specialty products, such as high-carbon rod, merchant bar and other specialty bar products, and larger rod coil sizes, which the Company believes are preferred by many of its customers.

       RAIL MANUFACTURING. At the time of the Company's acquisition of the Pueblo Mill, rail was produced by ingot casting using energy-intensive processes with significant yield losses as the ingots were reheated, reduced to blooms and then rolled into rail. Continuous casting has increased rail yields and decreased rail manufacturing costs. In 1996, the Company invested in its railmaking capacity by entering into the agreement with Nippon for the license of its proprietary technology to produce DHH rail, and acquired the production equipment necessary to produce the specialty rail. DHH rail is considered by the rail industry to be longer lasting and of higher quality than rail produced using conventional methods and, accordingly, the DHH rail usually has a corresponding higher average selling price. The Company believes it is able to meet the needs of a broad array of rail customers with both traditional and DHH rail.

       SEAMLESS PIPE. Seamless pipe produced at the Pueblo Mill consists of seamless casing, coupling stock and standard and line pipe. Seamless pipe casing is used as a structural retainer for the walls of oil or gas wells. Standard and line pipe are used to transport liquids and gasses both above and underground. The Company's seamless pipe mill is equipped to produce the most widely used sizes of seamless pipe (7" outside diameter through 10-3/4" outside diameter) in all standard lengths. The Company's production capability includes carbon and heat-treated tubular products. The Company also sells semi-finished seamless pipe (referred to as green tubes) for processing and finishing by others. Due to market conditions, the seamless mill has been temporarily shut down since November 2001.

       See Part I, Item 2, "Properties", for discussion of the operating capacities of the Pueblo Mill.

PRODUCTS

        The following chart identifies the Company's principal products and the primary markets for those products.

             Products                         Markets
             --------                         -------

             Rail                             Rail transportation

             Rod and Bar products             Construction
                                              Durable goods
                                              Capital equipment

             Seamless pipe                    Oil and petroleum producers

             Semi-finished                    Seamless tube mills


       The following table sets forth for the periods indicated the tonnage shipped and the Company's total shipments by product class.

                                                TONS SHIPPED
                                     ------------------------------------
     PRODUCT CLASS                     2001         2000           1999
     -------------                   -------       -------        -------

     Rail                            246,000       314,700        299,000
     Rod and Bar                     432,500       395,100        407,600
     Seamless Pipe (1)                97,700        10,400         19,600



     Semi-finished                     4,700        36,800          8,700
                                     -------       -------        -------
          Total Company              780,900       757,000        734,900
                                     =======       =======        =======
----------------------

(1) The Company suspended operations of the seamless pipe mill in May 1999. Operation of the mill resumed in October 2000. Operations were again suspended in November 2001.

       RAIL. The Company produces standard carbon and high-strength head-hardened rail at its Pueblo Mill. The Pueblo Mill is the sole manufacturer of rail west of the Mississippi River and one of only two rail manufacturers in the Western Hemisphere. Rails are manufactured in the six most popular rail weights (ranging from 115 lb/yard through 141 lb/yard), in 39 and 80-foot lengths. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. The Company has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail contractors, transit districts and short-line railroads.

       As part of its capital improvement program, the Company improved its rail manufacturing facilities to include the production of in-line head-hardened rail. In-line head-hardened rail is produced through a proprietary technology, known as deep head-hardened or DHH technology, which is licensed from a third party. In 2001, the Company produced approximately 90,000 tons of head-hardened product using the DHH technology. The in-line DHH technology allows the Company to produce head-hardened product up to the capacity of the rail facility. Rail produced using the improved in-line technology is considered by many rail customers to be longer lasting and of higher quality than rail produced with traditional off-line techniques. In 2001, the Pueblo Mill began producing and marketing an improved head-hardened rail called High Carbon Pearlite ("HCP"). This rail metallurgy was designed for heavy application situations such as heavy tonnage curves. During 1998 the Pueblo Mill completed a rail dock expansion project which increased rail mill annual shipping capacity from 450,000 tons to over 500,000 tons.

       ROD AND BAR PRODUCTS. The Company's rod and bar mill located at the Pueblo Mill is able to produce coils of up to 6,000 pounds. The improved steel quality and finishing capabilities allow the Company to manufacture rods up to 1" in diameter, and to manufacture a variety of high-carbon rod products such as those used for spring wire, wire rope, and tire bead. The Company produces several sizes of coiled rebar in the most popular grades for the reinforcement of concrete products.

       SEAMLESS PIPE. The Company's seamless pipe mill at the Pueblo Mill produces seamless casing, coupling stock and standard and line pipe. The primary use of these products is in the transmission and recovery of oil and natural gas resources, through either above ground or subterranean pipelines. The seamless mill produces both carbon and heat-treated tubular products. The Company also continues to market green tubes to other tubular mills for processing and finishing. Due to market conditions, the seamless mill has been temporarily shut down since November 2001.

RAW MATERIALS

       The Company's principal raw material for the Pueblo Mill is ferrous scrap metal derived from, among other sources, junked automobiles, railroad cars and railroad track materials and demolition scrap from obsolete structures, containers and machines. In addition, direct-reduction iron, hot briquetted iron and pig iron (collectively "alternative metallics") can substitute for a limited portion of the scrap used in minimill steel production, although the sources and availability of alternative metallics are substantially more limited than those of scrap. The purchase prices for scrap and alternative metallics are subject to market forces largely beyond the control of the Company, and are impacted by demand from domestic and foreign steel producers, freight costs, speculation by scrap brokers and other conditions. The cost of scrap and alternate metallics to the Company can vary significantly, and the Company's product prices often cannot be adjusted, especially in the short-term, to recover the costs of increases in scrap and alternative metallics prices.

       The long-term demand for steel scrap and its importance to the domestic steel industry may increase as steelmakers continue to expand scrap-based electric arc furnace capacity; however, the Company believes that near-term supplies of steel scrap will continue to be available in sufficient quantities at competitive prices. In addition, while alternative metallics are not currently cost competitive with steel scrap, a sustained increase in the price of steel scrap could result in increased implementation of these alternative materials.

MARKETING AND CUSTOMERS

       Steel products are sold by the Company principally through its own sales organizations, which have sales offices at various locations in the United States and Canada, and, as appropriate, through foreign sales agents. In addition to selling to customers who consume steel products directly, the Company also sells to intermediaries such as steel service centers, distributors, processors and converters.

       The sales force is organized by product line. The Company has separate sales people for seamless pipe, rod, bar, and rail products. Most of the Company's sales are initiated by contacts between sales representatives and customers. Accordingly, the Company does not incur substantial advertising or other promotional expenses for the sale of its products. The Company does not have any significant ongoing contracts with customers to purchase steel products, and orders placed with the Company generally are cancelable by the customer prior to production. During 2001, no single customer accounted for more than 10% of the Company's total sales.

       The Company does not have a general policy permitting return of purchased steel products except for product defects. The Company does not routinely offer extended payment terms to its customers.

       The demand for certain of the Company's products is generally subject to significant seasonal trends. The Company's rail products are impacted by seasonal demand, as dictated by the major railroads' procurement schedules. Demand for oil country tubular goods ("OCTG"), which include seamless pipe, can be subject to seasonal factors as well. Overall demand for OCTG is subject to significant fluctuations due to the volatility of oil and gas prices and North American drilling activity as well as other factors including competition from imports. The Company does not have material contracts with the United States government and does not have any major supply contracts subject to renegotiation.

       RAIL. The primary customers for the Pueblo Mill's rail are the major western railroads, with an increased share of the eastern railroad business in recent years. The Company has also developed a major presence in the Canadian and Mexican rail markets. Rail is also sold directly to rail distributors, transit districts and short-line railroads. The Company believes its proximity to the North American rail markets benefits the Company's marketing efforts.

       BAR PRODUCTS. The Company sells its bar products (primarily reinforcing bar) to fabricators and distributors. The majority of these customers are located in the United States, west of the Mississippi River.

       ROD PRODUCTS. The Company's wire rod products are sold primarily to wire drawers ranging in location from the Midwest to the West Coast. The demand for wire rod is dependent upon a wide variety of markets, including agricultural, construction, capital equipment and the durable goods segments. The Company entered the high carbon rod market during 1995 as a direct result of the investment in the new rolling facility. Since that time, the Company's participation in the higher margin, high carbon rod market has steadily increased, to the point where it now represents nearly two-thirds of total rod product shipments. Typical end uses of high carbon rod include spring wire, wire rope, and tire bead.

       SEAMLESS PIPE. The Company's seamless pipe is sold primarily through an exclusive distribution agreement. The distributor markets seamless casing, along with its own product offerings, to a large number of oil exploration and production companies. Sales of seamless pipe are made both through the distributor and, on a limited basis, directly to companies outside of the OCTG industry, such as construction companies. The market for the Company's seamless pipe is primarily domestic. The demand for this product is determined in large part by the number and drilling depths of the oil and gas drilling rigs working in the United States.

COMPETITION AND OTHER MARKET FACTORS

       The steel industry is cyclical in nature, and high levels of steel imports, worldwide production overcapacity and other factors have adversely affected the domestic steel industry in recent years. The Company also is subject to industry trends and conditions, such as the presence or absence of sustained economic growth and construction activity, currency exchange rates and other factors. The Company is particularly sensitive to trends in the oil and gas, construction, capital equipment, rail transportation and durable goods segments, because these industries are significant markets for the Company's products.

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

       RAIL. The majority of current rail requirements in the United States are replacement rails for existing rail lines. Imports have been a significant factor in the domestic rail market in recent years. The Company's capital expenditure program at the Pueblo Mill provided the rail production facilities with continuous cast steel capability and in-line head-hardening rail capabilities necessary to compete with other producers. Pennsylvania Steel Technologies, a division of Bethlehem Steel Corp., is the only other domestic rail producer.

       ROD AND BAR. The competition in bar products includes a group of minimills that have a geographical location close to the markets in or around the Rocky Mountains. The Company's market for wire rod ranges from the Midwest to the West Coast. Domestic rod competitors include North Star Steel, Cascade Steel Rolling Mills, Keystone Steel and Wire for commodity grades and GS Industries, Ivaco Rolling Mills and North Star Steel for high carbon rod products.

       SEAMLESS PIPE. The Company's primary competitors in seamless pipe include a number of domestic and foreign manufacturers. The Company has the flexibility to produce relatively small volumes of specified products on short notice in response to customer requirements. Principal domestic competitors include U.S. Steel Corporation and North Star Steel for seamless product. Lone Star Steel competes with its welded ERW pipe in lieu of seamless, which is acceptable for some applications.

ENVIRONMENTAL MATTERS

       The Company is subject to extensive foreign federal, state and local environmental laws and regulations concerning, among other things, wastewater, air emissions, toxic use reduction and hazardous materials disposal. The Pueblo Mill is classified in the same manner as other similar steel mills in the industry as generating hazardous waste materials because the melting operation of the electric arc furnace produces dust that contains heavy metals. This dust, which constitutes the largest waste stream generated at this facility, must be managed in accordance with applicable laws and regulations.

       The Clean Air Act Amendments ("CAA") of 1990 imposed responsibilities on many industrial sources of air emissions, including the Pueblo Mill. In addition, the monitoring and reporting requirements of the law subject all companies with significant air emissions to increased regulatory scrutiny. The Company submitted applications in 1995 to the Colorado Department of Public Health and Environment ("CDPHE") for permits under Title V of the CAA for the Pueblo Mill. The CDPHE issued the final portion of the Title V permit to the Pueblo Mill in December 2001, certain terms of which have been administratively challenged by the Company and are the subject of negotiations with the CDPHE. Depending on the results of that challenge and those negotiations, the Title V permit for the Pueblo Mill may be issued under conditions that would require the Company to make future capital expenditures or curtail operations. The Company does not know the ultimate cost of compliance with the CAA. Regardless of the outcome of the matters discussed below, the Company anticipates that it will be required to incur additional expenses and to make additional capital expenditures as a result of the law and future laws regulating air emissions.

       The Company's future expenditures for installation of and improvements to environmental control facilities, remediation of environmental conditions, penalties for violations of environmental laws and other similar matters are difficult to predict accurately. It is likely that the Company will be subject to increasingly stringent environmental standards, including those relating to air emissions, waste water and storm water discharge and hazardous materials use, storage handling and disposal. It is also likely that the Company will be required to make potentially significant expenditures relating to environmental matters on an ongoing basis. Although the Company has established the reserves for environmental matters described below, additional measures may be required by environmental authorities and additional environmental hazards, each necessitating further expenditures, may be asserted by these authorities or private parties. Accordingly, the costs of environmental matters may exceed the amounts reserved.

       In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the CDPHE finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2001, the accrued liability was $30.8 million, of which $28.5 million was classified as non-current on the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which remains subject to the approval of the presiding judge. The proposed settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards ("NSPS") Subpart AAa ("NSPS AAa") compliant furnace discussed below. The proposed settlement provides that the two existing furnaces will be permanently shut down 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS - Subpart AA ("NSPS AA"). This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I is prepared, however, to voluntarily exceed the NSPS AA requirements at issue by converting to a new single furnace that will meet NSPS AAa standards, which are stricter than NSPS AA standards. Based on negotiations with the EPA, the Company believes it will reach a resolution that will allow for a compliance schedule to accommodate the conversion to the new single furnace. The Company expects that, to resolve the EPA matter, it will be required to commit to the conversion to the new furnace (to be completed approximately two years after permit approval and expect to cost, with all related emission control improvements, approximately $20.0 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of December 31, 2001 for possible fines and non-capital related expenditures.

       In December 2001, the State of Colorado issued a Title V air discharge permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit's compliance schedule required the furnace to operate in compliance with these standards by March 22, 2002. The State of Colorado entered a stay of this compliance schedule on March 22, 2002, effective until April 18, 2002, when the permit is expected to be modified to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification would give CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by the Company purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

       In a related matter, in April 2000 the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision. The Company intends to defend this matter vigorously. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR DISPUTE

       The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2001, approximately 680 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2001, approximately 250 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 250 unreinstated strikers as of December 31, 2001. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

      In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Personnel records, since the strike, do not provide sufficient information necessary to provide a reasonable estimate of liability. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and unreinstated workers and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

       During the strike by the Union at CF&I, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

       The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

       The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of December 31, 2001, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W would have a material adverse effect on the Company's results of operations.

EMPLOYEES

       Approximately 600 employees of CF&I work under collective bargaining agreements with several unions, including the United Steelworkers of America. The Company and the United Steelworkers of America have been unable to agree on terms for a new labor agreement and are operating under the terms of the Company's last contract offer, which was implemented in 1998. See
"Business-Labor Dispute".

       The Company also has a profit participation plan, which permits eligible employees to share in the pretax income of CF&I. The Company may modify, amend or terminate the plans, at any time, subject to the terms of the collective bargaining agreements.

ITEM 2.  PROPERTIES

       The Pueblo Mill is located in Pueblo, Colorado on approximately 570 acres. The operating facilities principally consist of two electric arc furnaces, a ladle refining furnace and vacuum degassing system, two 6-strand continuous round casters for producing semi-finished steel, and three finishing mills (a rail mill, a seamless pipe mill, and a rod and bar mill). In October 2000, the Company reopened the seamless pipe mill that had been idle since its shutdown in May 1999. The seamless pipe mill was shutdown again in November 2001.


       At December 31, 2001, the Company had the following nominal capacities, which are affected by product mix:

                                              PRODUCTION                2001
                                               CAPACITY              PRODUCTION
                                             -----------             ----------
                                                          (IN TONS)

                 Melting                     1,200,000                778,600
                 Finishing Mills (1)         1,200,000                748,000

--------------------------------
(1) Includes the production capacity and production in 2001 of 150,000 tons and 90,500 tons, respectively, of the seamless pipe mill.

       Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. On June 19, 1996, Oregon Steel completed a public offering of $235.0 million principal amount of 11% First Mortgage Notes due 2003 ("Notes"). The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes. The Notes and guarantees are secured by a lien on substantially all of the property, plant and equipment of the Company and CF&I. (See Note 4 to the Company's Consolidated Financial Statements and Note 5 to CF&I's Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

       See Part I, Item 1, "Business - Environmental Matters", for discussion of
(a) the lawsuit initiated by the Union alleging violations of the CAA and (b) the negotiations with CDPHE and EPA regarding environmental issues at CF&I.

       See Part I, Item 1, "Business - Labor Dispute", for the status of the labor dispute at CF&I.

       The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

       The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, or on-site remediation of environmental contamination because of the high cost of such insurance coverage. There is no assurance that the insurance coverage currently carried by the Company will be available in the future at reasonable rates, if at all.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were voted upon during the fourth quarter of the year ended December 31, 2001.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

       Officers are elected by the Board of Directors of the Company to serve for a period ending with the next succeeding annual meeting of the Board of Directors held immediately after the annual meeting of stockholders. CF&I has no independent executive officers.

       The name of each executive officer of the Company, age as of February 1, 2002, and position(s) and office(s) and all other positions and offices held by each executive officer are as follows:

                                                            ASSUMED PRESENT
EXECUTIVE          AGE   POSITION(S)                       EXECUTIVE POSITION(S)
----------------   ---   --------------------------------  ---------------------
Joe E. Corvin      57    Chairman of the Board, President        May 1999
                         and Chief Executive Officer

L. Ray Adams       51    Vice President - Finance, Chief         April 1994
                         Financial Officer and Treasurer

Robert A. Simon    40    Vice President and General              September 2000
                         Manager

Jeff S. Stewart    40    Corporate Controller and                April 2000
                         Secretary

       The Company or Oregon Steel has employed each of the executive officers named above in executive or managerial roles for at least five years.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       Neither the Company's common stock nor CF&I's partnership interests are publicly traded. At December 31, 2001, the number of the Company's stockholders of record was four. No dividends have been paid on the common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                        2001          2000          1999           1998         1997
                                                     ---------     ---------     ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT TONNAGE AND PER TON AMOUNTS)
Sales                                                $ 310,789     $ 281,614     $ 263,637     $ 366,090     $ 402,295
Cost of sales                                          278,130       245,800       246,312       330,246       368,869
Settlement of litigation                                (2,190)           --        (4,539)       (4,545)           --
Gain on sale of assets                                     (19)       (2,970)           --        (4,746)       (2,228)
Selling, general and administrative
    expenses                                            28,447        17,740        19,462        23,376        23,800
Profit participation                                        --           127            --           363         1,331
                                                     ---------     ---------     ---------     ---------     ---------

      Operating income                                   6,421        20,917         2,402        21,396        10,523
Interest expense                                       (28,470)      (26,755)      (26,092)      (25,555)      (25,790)
Other income, net                                          368           391           520           355         2,224
Minority interests                                       1,193           628         1,200           560           882
Income tax benefit (expense)                             5,525         1,688         8,718          (439)        4,529
                                                     ---------     ---------     ---------     ---------     ---------
      Net (loss)                                     $ (14,963)    $  (3,131)    $ (13,252)    $  (3,683)    $  (7,632)
                                                     =========     =========     =========     =========     =========

BALANCE SHEET DATA  (AT DECEMBER 31):
Working capital                                      $   9,055     $  25,668     $   9,156     $  12,365     $  14,906
Total assets                                           339,833       358,790       336,581       352,353       364,087
Current liabilities                                     71,660        72,040        58,412        68,512        70,894
Long-term debt (1)                                     235,330       236,010       224,252       217,023       220,387
Total stockholders' equity (deficit)                   (25,486)       (9,003)       (5,872)        7,380        11,063

OTHER DATA:
Depreciation and amortization                        $  17,670     $  18,495     $  18,635     $  17,061     $  13,573
Capital expenditures                                 $   7,899     $   6,900     $   6,810     $  10,914     $  12,846
Total tonnage sold                                     780,900       757,000       734,900       861,700       907,600

Operating margin (2)                                       1.4%          6.4%         (0.8%)         3.3%          2.1%
Operating income per ton sold (2)                    $       5     $      24     $      (3)    $      14     $       9

----------------
(1)  Excludes current portion of long-term debt.
(2)  Excluding settlement of litigation and gain/loss on sale of assets.

                                      -9-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by the Company; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union lawsuit, and failure of the Company to predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

       The consolidated financial statements include the accounts of the Company and its subsidiaries, which include wholly owned C&W and a 95.2% interest in CF&I. All significant intercompany balances and transactions have been eliminated. For the years ended December 31, 2001, 2000, and 1999, total sales of CF&I were 97.9%, 97.6%, and 97.4%, respectively, of the consolidated sales of the Company. For the years ended December 31, 2001, 2000, and 1999, cost of sales and freight of CF&I were 98.2%, 98.2%, and 97.4%, respectively, of the consolidated cost of sales and freight of the Company.

       The following table sets forth, for the periods indicated, the percentages of sales represented by selected income statement items and information regarding selected balance sheet data:

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                   2001       2000       1999
                                                   ----       ----       ----
INCOME STATEMENT DATA:
Total sales                                       100.0%     100.0%     100.0%
Cost of sales                                      89.5       87.3       93.4
Settlement of litigation                           (0.7)         -       (1.7)
Gain on sale of assets                                -       (1.1)         -
Selling, general and administrative expenses        9.2        6.3        7.4
                                                  -----      -----      -----
     Operating income                               2.0        7.5        0.9
Interest expense                                   (9.2)      (9.5)      (9.9)
Other income, net                                   0.1        0.1        0.2
Minority interests                                  0.4        0.2        0.5
                                                  -----        ---      -----
     Loss before income taxes                      (6.7)      (1.7)      (8.3)
Income tax benefit                                  1.8        0.6        3.3
                                                  -----      -----      -----
     Net loss                                      (4.9)%     (1.1)%     (5.0)%
                                                  =====      =====      =====

BALANCE SHEET DATA:
Current ratio                                     1.1:1      1.4:1       1.2:1
Total debt as a percentage of capitalization     132.8%     121.8%      121.4%

       The following table sets forth, for the periods indicated, tonnage sold, revenues and average selling price per ton:

                                                   YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                              2001        2000          1999
                                            -------    --------      --------
TONNAGE SOLD:
Rail                                        246,000     314,700       299,000
Rod and Bar                                 432,500     395,100       407,600
Seamless Pipe (1)                            97,700      10,400        19,600
Semi-finished                                 4,700      36,800         8,700
                                            -------     -------       -------
        Total                               780,900     757,000       734,900
                                            =======     =======       =======

REVENUES:
Product sales (in thousands) (2)           $291,993    $269,505      $251,155
Average selling price per ton sold           $  374      $  356        $  342

-----------------
(1) The Company suspended operation of the seamless pipe mill in May 1999. Operations of the mill resumed in October 2000. Operations were again suspended in November 2001.

(2) Product sales exclude freight revenues in 2001, 2000 and 1999, and sale of electricity in 2001 and 2000.


       On March 5, 2002, President Bush announced the imposition of restrictions on a wide range of steel imports for three years, including a 30% tariff on steel plate and hot-rolled coil and a 30% tariff on imports of steel slabs in excess of 5.4 million tons the first year. The tariffs on steel plate, coil and slabs decline to 24% in year two and 18% in year three. The tariffs for steel slabs are for imports in excess of 5.9 million tons in year two and 6.4 million tons in year three. Imports from Mexico, a large exporter of slab to the U.S., and Canada and certain developing countries are exempted from these restrictions. This action is expected to reduce the supply of certain steel products available on the U.S. market, thereby increasing the prices domestic steel manufacturers can charge for those products. The Company expects these restrictions will not materially impact either the supply or the cost of steel slabs, which it purchases on the open market to process into steel plate and coil. Oregon Steel believes these restrictions will assist it in increasing profitability. The legality of these restrictions may be challenged before the World Trade Organization. Similarly, the President may adjust these restrictions or lift them in their entirety, depending on economic and industry conditions. Accordingly, these restrictions may not remain in place for the entire three-year period.

       For 2002, the Company anticipates that it will ship approximately 370,000 tons of rail, approximately 440,000 tons of rod, bar, and semi-finished products, and approximately 58,000 tons of seamless products. Decreased demand for seamless pipe is expected in 2002, as compared to 2001 and, consequently, the seamless mill has been temporarily shut down since November 2001. These results are subject to risks and uncertainties, and actual results could differ materially.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. This includes allowance for doubtful accounts, inventories, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This provides a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

       The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

       ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

       INVENTORY. The Company's inventories, consisting of raw materials, semi-finished and finished products, are stated at the lower of average cost or market.

       ENVIRONMENTAL LIABILITIES. All material environmental remediation liabilities for non-capital expenditures, which are both probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or when estimated time periods are changed, thereby affecting the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed. Even though the Company has established certain reserves for environmental remediation, additional remedial measures may be required by environmental authorities and additional environmental hazards, necessitating further remedial expenditures, may be asserted by these authorities or private parties. Accordingly, the costs of remedial measures may exceed the amounts reserved.

       LITIGATION LIABILITIES. All material litigation liabilities, which are both probable and estimable, are recorded in the financial statements based on the nature of the litigation, progress of the case, and opinions of management and legal counsel on the outcome. Adjustments are made when additional information is available that alters opinions of management and legal counsel on the outcome of the litigation. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

       DEFERRED TAXES. Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year-end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

COMPARISON OF 2001 TO 2000

       SALES. Consolidated sales for 2001 of $310.8 million increased $29.2 million, or 10.4%, from sales of $281.6 million in 2000. Included in 2001 sales are $2.2 million in electricity sales and $16.6 million in freight revenue. Included in 2000 sales are $0.8 million in electricity sales and $11.2 million in freight revenue. The Company does not expect any sales of electricity in 2002. Revenues from product sales increased 8.3% to $291.9 million in 2001 from $269.5 million in 2000. Freight revenue increased in response to product sales growth, as well as the product mix and customer preference on shipping.

       The Company shipped 780,900 tons in 2001, compared to 757,000 tons in 2000. The increase was due to higher shipments of seamless pipe and rod and bar products, partially offset by decreased rail shipments caused by capital program reductions by the major railroads. Average product selling price per ton increased to $374 in 2001 from $356 in 2000. The shift of product mix to seamless pipe in 2001 was the principal reason for the improved pricing, as seamless pipe has the highest selling price per ton of all the Company's products. Due to the adverse market conditions in the prior year, no seamless products were shipped during the first nine months of 2000 because the operation was temporarily shut down. While performance of seamless products for the first half of 2001 was strong, market conditions again deteriorated as demand from oil and gas distributors decreased toward the second half of the year, due to significant decline of oil and natural gas prices. As a result, the seamless mill was temporarily shut down in November 2001.

       GROSS PROFITS. Gross profit was $32.7 million, or 10.5%, for 2001 compared to $35.8 million, or 12.7%, for 2000. The decrease of $3.1 million was primarily related to decreased sales prices of rail and semi-finished products. This decrease was partially offset by increased sales prices and volume of seamless pipe products, as well as the sale of electricity.

       SETTLEMENT OF LITIGATION. In 2001, the Company recorded a $2.2 million gain from litigation settlements with various graphite electrode suppliers.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses ("SG&A") of $28.4 million for 2001 increased by 60.5%, from $17.7 million in 2000. SG&A expenses increased as a percentage of total sales to 9.2% in 2001 from 6.3% in 2000. The increase was due in part to $3.1 million in additional seamless pipe commission fees for 2001, as compared to commission fees paid in 2000 when the seamless mill was shutdown for the majority of that year. In addition, shipping costs increased 57.7% from $2.6 million in 2000 to $4.1 million in 2001. This was a direct result of higher volume of shipments of seamless pipe in 2001. The remaining increase from the prior year was due to higher general and administrative costs. This included an increase in bad debt expense of $1.6 million and an increase in reserves for environmental and other legal expenses of $4.0 million.

       INTEREST EXPENSE. Interest expense increased $1.7 million, or 6.3%, to $28.5 million in 2001, compared to $26.8 million in 2000. The increase in interest expense in 2001 was primarily due to an increase in borrowings from Oregon Steel.

       INCOME TAX EXPENSE. Effective income tax benefit rate was 26.9% and 35.0% for 2001 and 2000, respectively. The effective income tax rate for 2001 varied principally from the combined state and federal statutory rate due to adjustments to state net operating loss carryforwards, an increase in the valuation allowance for state tax credit carryforwards, and non-deductible fines and penalties.

COMPARISON OF 2000 TO 1999

       SALES. Consolidated sales for 2000 of $281.6 million increased $18.0 million, or 6.8% from sales of $263.6 million in 1999. Included in 2000 sales are $0.8 million in electricity sales and $11.3 million in freight revenue. Included in 1999 sales is $12.5 million in freight revenue. There were no sales of electricity in 1999. Revenues from product sales increased 7.3% to $269.5 million in 2000 from $251.2 million in 2000. Freight revenue decreased in response to product mix and customer preference on shipping.

       The Company shipped 757,000 tons at an average product selling price per ton of $356 compared to 734,900 tons at an average product selling price per ton of $342 for 1999. The increase in average product selling price resulted primarily from the shift in product mix to higher priced rail products from rod and bar products and an increase in the average selling price for all of the Company's product lines for 2000 as compared to 1999. Seamless pipe was particularly affected, with the average selling price increasing by $230 per ton as compared to the previous year. The seamless pipe mill restarted operations in October 2000 after being idled in May 1999, in response to the market opportunities created by the activity in oil and gas drilling in the western United States and Canada.

       GROSS PROFIT. Gross profit was $35.8 million, or 12.7% for 2000 compared to $17.3 million, or 6.6% for 1999. The $18.5 million increase in gross profit was primarily due to increases in rod and bar and seamless profitability due to increases in average product selling prices noted above. The Company was able to sell a greater percentage of specialty rod products in 2000 as compared to 1999, resulting in improved average margins for the Company's rod and bar products. Additionally, the effect of restarting the seamless mill also added to gross profit, as the seamless mill was reopened with minimal start-up costs, as opposed to the significant shutdown and severance costs incurred in 1999 when operation of the mill was suspended. The increases were offset partially by the increased costs of producing rail products for 2000 as compared to 1999.

       SETTLEMENT OF LITIGATION. The Company recorded a $4.5 million gain for 1999 from litigation settlements with various graphite electrode suppliers.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses at $17.7 million for 2000 decreased $1.8 million or 9.2% from $19.5 million for 1999. SG&A expenses decreased as a percentage of sales to 6.3% for 2000 from 7.4% for 1999, primarily due to the decrease in costs for 2000 despite an increase in shipments and revenues. The decrease in costs for 2000 is due primarily to reduced shipping expenses.

       PROFIT PARTICIPATION. Profit participation plan expense was $127,000 for 2000 compared to no expense for 1999. The increase in 2000 reflects the improved operating performance of the Company in the fourth quarter of 2000.

       INTEREST EXPENSE. Total interest expense for 2000 at $26.7 million was an increase from 1999 at $26.1 million, resulting from an increase in the Company's average borrowings outstanding in 2000 from Oregon Steel as compared to 1999.

       INCOME TAX EXPENSE. The Company's effective benefit rate for state and federal taxes for 2000 was 35.0% as compared to an income tax rate of 39.7% for 1999.

LIQUIDITY AND CAPITAL RESOURCES

       Cash flow provided by operations in 2001 was $7.5 million compared with cash flow used by operations in 2000 of $8.5 million. The items primarily affecting the $16.0 million increase in cash flow were a decrease in net receivables in 2001 of $5.1 million versus an increase in 2000 of $18.3 million and a decrease in inventories in 2001 of $12.6 million versus an increase in 2000 of $13.2 million. These increases were partially offset by a decrease in accounts payable in 2001 of $5.7 million versus an increase in 2000 of $10.6 million, a greater net loss in 2001 of $11.8 million and an additional non-cash provision of $4.6 million for deferred taxes recorded in 2001.

       CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally the Pueblo, Colorado steelmaking and finishing facilities, from CF&I Steel Corporation. This debt is unsecured and is payable over ten years with interest at 9.5%. As of December 31, 2001, the outstanding balance on the debt was $14.5 million, of which $5.1 million was classified as long-term.

       Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of December 31, 2001, $230.3 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.6%. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

       The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for 2002, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to the Company as that provided by Oregon Steel. The failure of either the Company or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on the Company and CF&I.

       Oregon Steel has outstanding $228.3 million principal amount of 11% First Mortgage Notes due 2003. The Company and CF&I have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Company and CF&I.

       Oregon Steel maintains a $100 million credit facility that is guaranteed by the Company and CF&I and collateralized, in part, by substantially all of the Company's and CF&I's inventory and accounts receivable. The credit facility decreased to $85 million on January 1, 2002 and will again decrease to $75 million on April 1, 2002.

       During 2001, the Company expended (exclusive of capital interest) approximately $7.8 million on capital projects.

       The Company's level of indebtedness presents other risks to investors, including the possibility that the Company and its subsidiaries may be unable to generate cash sufficient to pay the principal of and interest on their indebtedness when due. In that event, the holders of the indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and to proceed against their collateral, if applicable. These actions would likely have a material adverse effect on the Company. In addition, the Company faces potential costs and liabilities associated with environmental compliance and remediation issues and the labor dispute at the Pueblo Mill. See "Business-Environmental Matters" and "Business-Labor Dispute" for a description of those matters. Any costs or liabilities in excess of those expected by the Company could have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

       See Part II, Item 8, "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements" for the Company and "Notes to Financial Statements for CF&I".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company has entered into certain market-risk-sensitive financial instruments for other than trading purposes, principally short-term debt.

       The following discussion of market risks necessarily includes forward-looking statements. Actual changes in market conditions and rates and fair values may differ materially from those used in the sensitivity and fair value calculations discussed. Factors which may cause actual results to differ materially include, but are not limited to: greater than 10% changes in interest rates or foreign currency exchange rates, changes in income or cash flows requiring significant changes in the use of debt instruments or the cash flows associated with them, or changes in commodity market conditions affecting availability of materials in ways not predicted by the Company.

INTEREST RATE RISK

       Sensitivity analysis was used to determine the potential impact that market risk exposure may have on the fair values of the Company's financial instruments, including debt and cash equivalents. The Company has assessed the potential risk of loss in fair values from hypothetical changes in interest rates by determining the effect on the present value of the future cash flows related to these market sensitive instruments. The discount rates used for these present value computations were selected based on market interest rates in effect at December 31, 2001, plus or minus 10%.

       A 10% decrease in interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $9.2 million. A 10% increase in interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $8.9 million. There would not be a material effect on consolidated earnings or consolidated cash flows from these changes alone.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of New CF&I, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(ii) on page 50 present fairly, in all material respects, the financial position of New CF&I, Inc. and its subsidiaries at December 31, 2001, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(v) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
March 22, 2002






                                           NEW CF&I, INC.
                                     CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT FOR PER SHARE AND SHARE AMOUNTS)

                                                                                              DECEMBER 31,
                                                                                 -----------------------------------
                                                                                     2001         2000         1999
                                                                                 ---------    ---------    ---------
                                                           ASSETS
Current assets:
   Cash and cash equivalents                                                     $       3    $       5    $       5
   Trade accounts receivable, less allowance
      for doubtful accounts of $1,972, $640 and $638                                40,383       45,485       27,214
   Inventories                                                                      36,058       48,629       35,398
   Deferred tax asset                                                                3,965        2,840        4,013
   Other                                                                               306          749          938
                                                                                 ---------    ---------    ---------
       Total current assets                                                         80,715       97,708       67,568
                                                                                 ---------    ---------    ---------

Property, plant and equipment:
   Land and improvements                                                             3,503        3,475        3,574
   Buildings                                                                        19,959       18,651       18,525
   Machinery and equipment                                                         254,316      250,933      248,948
   Construction in progress                                                          3,178        3,830        1,416
                                                                                 --------    ---------    ---------
                                                                                   280,956      276,889      272,463
   Accumulated depreciation                                                        (93,019)     (80,214)     (65,366)
                                                                                  --------    ---------    ---------
                                                                                   187,937      196,675      207,097
                                                                                  --------    ---------    ---------
Cost in excess of net assets acquired, net                                          31,863       32,883       33,903
Other assets                                                                        39,318       31,524       28,013
                                                                                  --------    ---------    ---------
                                                                                  $339,833     $358,790    $ 336,581
                                                                                  ========    =========    =========

                                                         LIABILITIES
Current liabilities:
   Current portion of long-term debt                                              $  9,464    $   8,625    $   7,861
   Accounts payable                                                                 36,942       42,682       32,680
   Accrued expenses                                                                 25,254       20,733       17,871
                                                                                  --------    ---------    ---------
       Total current liabilities                                                    71,660       72,040       58,412
                                                                                  --------    ---------    ---------
Long-term debt                                                                       5,072       14,536       23,162
Long-term debt -- Oregon Steel Mills, Inc.                                         230,258      221,474      201,090
Environmental liability                                                             28,465       30,850       30,850
Deferred employee benefits                                                           8,024        7,053        7,099
                                                                                  --------    ---------    ---------
                                                                                   343,479      345,953      320,613
                                                                                  --------    ---------    ---------
Redeemable common stock, 26 shares
    issued and outstanding (Note 8)                                                 21,840       21,840       21,840
                                                                                  --------    ---------    ---------
Commitments and contingencies (Note 9)
                                                 STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $1 per share,
   1,000 shares authorized;  200 shares
   issued and outstanding                                                                1            1            1
Additional paid-in capital                                                          16,603       16,603       16,603
Accumulated deficit                                                                (40,570)     (25,607)     (22,476)
Accumulated other comprehensive income:
   Minimum pension liability                                                        (1,520)          --           --
                                                                                  --------    ---------    ---------

                                                                                   (25,486)      (9,003)      (5,872)
                                                                                  --------     --------     --------
                                                                                  $339,833     $358,790     $336,581
                                                                                  ========     ========     ========

                         The accompanying notes are an integral part of the consolidated financial statements.

                                      -17-

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                             FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             2001         2000          1999
                                          ---------    ---------     ---------

Sales:
    Product sales                         $ 291,993    $ 269,505     $ 251,155
    Freight                                  16,646       11,270        12,482
    Electricity sales                         2,150          839            --
                                          ---------    ---------     ---------
                                            310,789      281,614       263,637

Costs and expenses:
    Cost of sales                           278,130      245,800       246,312
    Selling, general and administrative      28,447       17,740        19,462
    Settlement of litigation                 (2,190)          --        (4,539)
    Gain on sale of assets                      (19)      (2,970)           --
    Profit participation                         --          127            --
                                          ---------    ---------     ---------
                                            304,368      260,697       261,235
                                          ---------    ---------     ---------

      Operating income                        6,421       20,917         2,402

Other income (expense):
    Interest expense                        (28,470)     (26,755)      (26,092)
    Minority interests                        1,193          628         1,200
    Other income, net                           368          391           520
                                          ---------    ---------     ---------
      Loss before income taxes              (20,488)      (4,819)      (21,970)

Income tax benefit                            5,525        1,688         8,718
                                          ---------    ---------     ---------

      Net (loss)                          $ (14,963)   $  (3,131)    $ (13,252)
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



                                                         NEW CF&I, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS EXCEPT SHARES)

                                                                                                ACCUMULATED
                                                              ADDITIONAL                           OTHER
                                       COMMON STOCK            PAID-IN        ACCUMULATED      COMPREHENSIVE
                                   SHARES        AMOUNT        CAPITAL          DEFICIT            INCOME           TOTAL
                                   ------        ------       ----------      -----------      -------------     ----------
BALANCES, DECEMBER 31, 1998           200          $  1         $16,603        $ (9,224)                         $   7,380

    Net (loss)                          -             -              -          (13,252)               -           (13,252)
                                      ---          ----         -------          -------          ------         ---------

BALANCES, DECEMBER 31, 1999           200             1          16,603         (22,476)               -           (5,872)

    Net (loss)                          -             -               -          (3,131)               -           (3,131)
                                      ---          ----         -------        --------           ------         --------
BALANCES, DECEMBER 31, 2000           200             1          16,603         (25,607)               -           (9,003)

    Net (loss)                                                                  (14,963)               -          (14,963)
    Minimum pension liability           -             -               -               -           (1,520)          (1,520)
                                      ---          ----         -------        --------          -------         --------

BALANCES, DECEMBER 31, 2001           200          $  1         $16,603        $(40,570)         $(1,520)        $(25,486)
                                      ===          ====         =======        ========          =======         ========

            The accompanying notes are an integral part of the consolidated financial statements.

                                      -19-




                                                         NEW CF&I, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                            2001        2000         1999
                                                                        ----------   ----------   ----------
Cash flows from operating activities:
    Net (loss)                                                          $ (14,963)   $  (3,131)   $ (13,252)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                      17,670       18,495       18,635
        Deferred income taxes                                              (7,056)      (2,440)      (8,338)
        Minority interest                                                  (1,270)        (628)      (1,200)
        Gain on sale of property, plant and equipment                         (19)      (2,970)          --
        Other                                                              (3,905)          --           68
        Changes in operating assets and liabilities:
          Trade accounts receivable                                         5,102      (18,271)       5,045
          Inventories                                                      12,571      (13,231)       6,375
          Accounts payable                                                 (5,740)      10,630       (6,913)
          Accrued expenses and deferred employee benefits                   6,762        2,862       (2,333)
          Other                                                            (1,621)         143          833
                                                                        ---------    ---------    ---------
    NET CASH PROVIDED BY (USED IN) OPERATING                                7,531       (8,541)      (1,080)
                                                                        ---------    ---------    ---------
      ACTIVITIES

Cash flows from investing activities:
    Additions to property, plant and equipment                             (7,899)      (6,900)      (6,810)
    Proceeds from disposal of property, plant and  equipment                  164        3,156           --
    Other, net                                                                 43         (237)         (34)
                                                                        ---------    ---------    ---------
    NET CASH (USED IN) INVESTING ACTIVITIES                                (7,692)      (3,981)      (6,844)
                                                                        ---------    ---------    ---------

Cash flows from financing activities:

    Borrowings from Oregon Steel Mills, Inc.                              141,434      151,963      180,928
    Payments to Oregon Steel Mills, Inc.                                 (132,650)    (131,579)    (165,838)
    Payment of long-term debt                                              (8,625)      (7,862)      (7,164)
                                                                        ---------    ---------    ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                 159       12,522        7,926
                                                                        ---------    ---------    ---------

Net increase in cash and cash equivalents                                      (2)          --            2
Cash and cash equivalents at beginning of year                                  5            5            3
                                                                        ---------    ---------    ---------
Cash and cash equivalents at end of year                                $       3    $       5    $       5
                                                                        =========    =========    =========

Supplemental disclosures of cash flow information:
Cash paid for:
      Interest                                                          $  28,812    $  24,886    $  26,217
      Income tax paid to parent company                                 $     --     $      --    $     574


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

     The Company was incorporated in the State of Delaware on May 5, 1992, as a wholly owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel").

       On March 3, 1993, the Company (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and, (2) as the general partner, acquired for $22.2 million a 95.2% interest in a newly formed limited partnership, CF&I Steel, L.P. ("CF&I"). The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation ("PBGC") as a limited partner. On October 1, 1997, Oregon Steel purchased PBGC's limited partnership interest in CF&I, and subsequently sold 0.5% to another shareholder in the Company.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the 95.2% interest in CF&I and the Colorado & Wyoming Railway Company ("C&W"), a wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

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

REVENUE RECOGNITION

       The Company recognizes revenues when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of the Company's products.

       Sales revenues include $2.2 million and $0.8 million earned on the resale of electricity back to the Company's local electrical company for the year of 2001 and 2000, respectively.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash in high credit quality investments and limits the amount of credit exposure to any one financial institution. At times, cash balances are in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

       Inventories, consisting of raw materials, semi-finished and finished products, are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $325,000, $215,000 and $230,000 in 2001, 2000 and 1999, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The estimated useful lives of most of the Company's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

       The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $8.9 million, $7.9 million and $6.9 million in 2001, 2000 and 1999, respectively.

OTHER ASSETS

       Included in other assets are net water rights of approximately $11.1 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

IMPAIRMENT OF LONG-LIVED ASSETS

       When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers estimated fair market value versus carrying value in determining any potential impairment.

INCOME TAXES

       Deferred income taxes reflect the differences between the financial reporting and tax bases of assets and liabilities at year-end based on enacted tax laws and statutory tax rates. Tax credits are recognized as a reduction of income tax expense in the year the credit arises. Income taxes are allocated in accordance with a tax allocation agreement between Oregon Steel and the Company, which provides for taxes on a separate return basis. A consolidated tax return is filed by Oregon Steel.

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

DERIVATIVE FINANCIAL INSTRUMENTS

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have material effect on the Company's results of operations or its financial position. The Company did not have any derivative financial instruments outstanding at the time of adoption or during the year ended December 31, 2001. See disclosure regarding Financial Instruments in Note 6.

SEGMENT REPORTING

        In accordance with the criteria of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", the Company operates in a single reportable segment, the steel industry. All of the products of the Company are steel products in finished or semi-finished form. Production is the standard "mini-mill" process where electric arc furnaces are used to melt scrap and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. The Company markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. The Company distributes product at various locations in the United States and Canada, and as appropriate, through foreign sales agents.

SHIPPING AND HANDLING COST

       All shipping costs billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipment are recorded under Selling, General, and Administration expenses. For the years of 2001, 2000, and 1999, internal handling costs were $4.1 million, $2.6 million and $3.3 million, respectively.

RECLASSIFICATIONS

       Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, BUSINESS COMBINATION. The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that upon adoption of SFAS No. 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

       The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is preparing for its adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company will also evaluate the useful lives assigned to its intangible assets. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

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

       On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for the year beginning January 1, 2002. The Company believes adoption of this standard will not have a material effect on its financial statements.

3.     INVENTORIES

       Inventories were as follows at December 31:

                                          2001          2000          1999
                                       ---------      --------       -------
                                                   (IN THOUSANDS)

       Raw materials                    $ 9,711       $ 7,412       $10,504
       Semi-finished product              9,610        13,140         6,438
       Finished product                   9,752        20,969        13,348
       Stores and operating supplies      6,985         8,980         5,108
                                        -------       -------       -------
          Total inventory               $36,058       $50,501       $35,398
                                        =======       =======       =======


4.     DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

       The Company incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally a steel mill located in Pueblo, Colorado, ("Pueblo Mill") of CF&I Steel Corporation. This debt is unsecured and is payable over ten years with interest at 9.5%.

       Borrowing requirements for capital expenditures and working capital have been provided through a revolving loan from Oregon Steel to CF&I. The loan includes interest on the daily amount outstanding, paid monthly, at the rate of 11.64%. The principal is due on demand or, if no demand, due December 31, 2004. See Note 11 for discussion of the resultant transactions.

       At December 31, 2001, principal payments on long-term debt were due as follows (in thousands):

                              2002               $  9,464
                              2003                  5,072
                              2004                230,258
                                                 --------
                                                 $244,794
                                                 ========

       Although the Company generated operating profit for the year ended December 31, 2001, the Company experienced a net loss for this same period. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing. The Company has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. The Company expects that operations will continue for 2002, with the realization of assets, and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.

5.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value of the Company's financial instruments at December 31 were as follows:

                                                  2001                           2000                          1999
                                      ----------------------------   ---------------------------   ------------------------------
                                        CARRYING          FAIR         CARRYING         FAIR          CARRYING         FAIR
                                         AMOUNT          VALUE          AMOUNT          VALUE          AMOUNT          VALUE
                                      -------------- -------------   -------------- ------------   --------------- --------------
                                                                            (IN THOUSANDS)
Cash and cash equivalents                  $  3            $  3           $  5           $  5            $  5           $  5
Long-term debt, including
    current portion                      14,536          14,494         23,162         22,779          31,023         28,598
Long-term debt to Oregon Steel          230,258         213,792        221,474        154,000         201,090        193,723


       The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of long-term debt, both to external parties and to Oregon Steel are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

6.     INCOME TAXES

       The income tax benefit consisted of the following:

                                    2001      2000       1999
                                 --------   --------   --------
                                         (IN THOUSANDS)
       Current:
           Federal               $  (471)   $  (659)   $   387
           State                     (81)       (94)        (7)
                                 -------    -------    -------
                                    (552)      (753)       380
                                 -------    -------    -------


       Deferred:
           Federal                 5,472        503      7,520
           State                     605      1,938        818
                                 -------    -------    -------
                                   6,077      2,441      8,338
                                 -------    -------    -------
       Income tax benefit        $ 5,525    $ 1,688    $ 8,718
                                 =======    =======    =======

     A reconciliation of the statutory benefit rate to the effective benefit
(tax) rate on loss before income taxes is as follows:

                                  2001         2000      1999
                                  ----         ----      ----

       Federal                     35.0%      35.0%      35.0%
       State                       (4.3)       5.1        3.7
       Other                       (3.8)      (5.1)       1.0
                                   ----       ----       ----
                                   26.9%      35.0%      39.7%
                                   ====       ====       ====

     The current and noncurrent components of the net deferred tax assets at December 31 were as follows:

                                                    2001         2000        1999
                                                   --------    --------    --------
                                                            (IN THOUSANDS)
Net current deferred tax asset:
    Assets:
      Inventories                                  $    921    $    868    $  1,384
      Accrued expenses                                2,284       1,517       2,385
      Allowance for doubtful accounts                   760         455         244
                                                   --------    --------    --------
Net current deferred tax asset                     $  3,965    $  2,840    $  4,013
                                                   ========    ========    ========

Net noncurrent deferred tax asset:
    Assets:
Net operating loss carryforward                    $ 61,165    $ 54,932    $ 52,825
      Environmental liability                        11,960      12,417      12,473
      State tax credits                               5,565       5,546       5,383
      Pension liability adjustment                      978          --          --
      Other                                           5,187       5,667       3,648
                                                   --------    --------    --------
                                                     84,855      78,562      74,329
      Valuation allowance                            (3,424)     (3,105)     (3,106)
                                                   --------    --------    --------
                                                     81,431      75,457      71,223
                                                   --------    --------    --------

    Liabilities:
      Property, plant and equipment                  47,773      47,051      46,115
      Costs in excess of net assets acquired          9,309       9,987      10,301
                                                   --------    --------    --------
                                                     57,082      57,038      56,416
                                                   --------    --------    --------
Net noncurrent deferred tax asset                  $ 24,349    $ 18,419    $ 14,807
                                                   ========    ========    ========


       At December 31, 2001, 2000 and 1999, the Company included in accounts payable amounts due to Oregon Steel of $1,336,000, $784,000 and $32,000, respectively, related to income taxes.

       At December 31, 2001, the Company had state tax credits of $5.5 million related to enterprise zone credits for eligible completed capital projects, expiring 2002 through 2013.

       At December 31, 2001, the Company had $163.4 million in federal net operating loss carryforwards expiring in 2010 through 2021 that it expects to utilize through a tax sharing agreement with Oregon Steel. In addition, the Company has $157.6 million in state net operating loss carryforwards expiring in 2004 through 2021.

       The Company maintained a valuation allowance of $3.4 million and $3.1 million at December 31, 2001 and 2000, respectively, for state tax credit carryforwards. Management believes that it is more likely than not that future taxable income will not be sufficient to realize the full benefit of the state tax credit carryforwards. No valuation allowance has been established for net operating loss carryforwards.

      At December 31, 2001, the Company recorded deferred tax assets totaling $1.0 million created by a minimum pension liability established pursuant to SFAS 87, "EMPLOYER'S ACCOUNTING FOR PENSION." The setup of the deferred tax asset has no impact on the current year deferred tax expense calculation because of the direct impact on equity required by SFAS 87.

7.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

       The Company has noncontributory defined benefit retirement plans covering all of the eligible employees of the Company. The plans provide benefits based on participants' years of service and compensation. The Company funds at least the minimum annual contribution required by ERISA.

       The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

                                                                        2001             2000              1999
                                                                       -------          -------           -------
                                                                                     (IN THOUSANDS)
Change in benefit obligation
Projected benefit obligation at January 1                              $22,487          $20,861           $22,168
Service cost                                                             1,528            1,179             1,476
Interest cost                                                            1,647            1,523             1,462
Benefits paid                                                           (1,072)          (1,004)           (1,009)
Actuarial (gain) loss                                                    1,621              (72)           (3,236)
                                                                       -------          -------           -------
Projected benefit obligation at December 31                             26,211           22,487            20,861
                                                                       -------          -------           -------

Change in plan assets
Fair value of plan assets at January 1                                  17,721           19,668            17,806
Actual return (loss) on plan assets                                       (778)            (943)            2,546
Company contribution                                                       296                -               325
Benefits paid                                                           (1,072)          (1,004)           (1,009)
                                                                      --------          -------           -------
Fair value of plan assets at December 31                                16,167           17,721            19,668
                                                                      --------          -------           -------

Projected benefit obligation in excess of plan assets                  (10,044)          (4,766)           (1,193)
Unrecognized net (gain) loss                                             3,746             (114)           (2,677)
                                                                      --------          -------           -------
Net amount recognized                                                   (6,298)          (4,880)           (3,870)
Minimum liability                                                       (2,575)               -                 -
                                                                      --------          -------           -------
Total pension liability recognized in consolidated balance sheet      $ (8,873)         $(4,880)          $(3,870)
                                                                      ========          =======           =======


       Net pension cost was $1.7 million, $1.0 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

       Plan assets are invested in interest-bearing cash, common stock and bond funds (79%) and marketable fixed income securities (21%) at December 31, 2001.

       Generally weak financial market conditions resulted in poor investment returns in the pension plans for the year 2001, thus causing pension assets to be lower than actuarial liabilities and requiring an additional liability of $2.6 million to be recorded. The additional liability is tax-affected when recorded to stockholders' equity and shown as a component of accumulated other comprehensive income.

       The following table sets forth the significant actuarial assumptions for the Company's pension plans:

                                                        2001      2000    1999
                                                        ----      ----    ----
Discount rate                                           7.0%      7.5%    7.5%
Rate of increase in future compensation levels          4.0%      4.0%    4.0%
Expected long-term rate of return on plan assets        8.5%      8.5%    8.5%


POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

       The Company provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

       The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                                       2001       2000        1999
                                                                    --------    --------    --------
                                                                             (IN THOUSANDS)
Change in benefit obligation
----------------------------
Accumulated postretirement benefit obligation at January 1          $  9,659    $  9,179    $  8,286
Service cost                                                             113          90         109
Interest cost                                                            700         661         541
Benefits paid                                                           (475)       (525)       (439)
Plan amendments                                                           --          --         430
Actuarial loss                                                           430         254         252
                                                                    --------    --------    --------
Accumulated postretirement benefit obligation at December 31          10,427       9,659       9,179
                                                                    --------    --------    --------

Accumulated benefit obligation in excess of plan assets              (10,427)     (9,659)     (9,179)
Unrecognized prior service cost                                          531         602         673
Unrecognized net loss                                                  1,872       1,511       1,306
                                                                    --------    --------    --------
Postretirement liability recognized in consolidated balance sheet   $ (8,024)   $ (7,546)   $ (7,200)
                                                                    ========    ========    ========


       Net postretirement benefit cost was $953,000, $871,000 and $710,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, 7.5% and 7.5% in 2001, 2000 and 1999, respectively.

OTHER EMPLOYEE BENEFIT PLANS

       The Company has a profit participation plan under which it distributes quarterly to eligible employees 12% of CF&I's pretax income after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees of the Company. The Company may modify, amend or terminate the plan at any time, subject to the terms of the various collective bargaining agreements.

       The Company has qualified Thrift (401(k)) plans for eligible employees under which the Company, depending on the plan, matches 50% of the first 4%, or 25% of the first 6% of the participants' deferred compensation. Company contribution expense in 2001, 2000 and 1999 was $264,000, $265,000 and $262,000,
respectively.

8.     SALES OF REDEEMABLE COMMON STOCK

       In June 1994, the Board of Directors approved an increase in the Company's authorized $1 par value common stock from 100 to 1,000 shares. In August 1994, the Company sold a 10% equity interest to a subsidiary of Nippon Steel Corporation ("Nippon"). On November 15, 1995, a 74% stock dividend was declared, increasing Oregon Steel's holding of the Company's common stock to 174 shares.

       In connection with the sale, the Company and Oregon Steel entered into a stockholders' agreement with Nippon pursuant to which Nippon was granted a right to sell, in certain circumstances, all, but not less than all, of its equity interest in the Company back to the Company at the then fair market value. Those circumstances include, among other things, a change of control, as defined in the Company, certain changes involving the composition of the Company's board of directors, and the occurrence of certain other events that are within the control of the Company or Oregon Steel. Oregon Steel also agreed not to transfer voting control of the Company to a nonaffiliate except in those circumstances where Nippon is offered the opportunity to sell its interest in the Company to the transferee at the same per share price obtained by Oregon Steel. The Company retains a right of first refusal in the event that Nippon desires to transfer its interest in the Company to a nonaffiliate. During 1995, Oregon Steel sold a 3% equity interest in the Company to the Nissho Iwai Group ("Nissho Iwai") under substantially the same terms and conditions of the Nippon transaction. The Company believes that it is not probable that the conditions which would permit a stock redemption will occur.

9.     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

       All material environmental remediation liabilities for non-capital expenditures that are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggest different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded, and the range is disclosed.

       In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public
Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2001, the accrued liability was $30.8 million, of which $28.5 million was classified as non-current on the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which remains subject to the approval of the presiding judge. The proposed settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards ("NSPS") Subpart AAa ("NSPS AAa") compliant furnace discussed below. The proposed settlement provides that the two existing furnaces will be permanently shut down 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS - Subpart AA ("NSPS AA"). This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I is prepared, however, to voluntarily exceed the NSPS AA requirements at issue by converting to a new single furnace that will meet NSPS AAa standards, which are stricter than NSPS AA standards. Based on negotiations with the EPA, the Company believes it will reach a resolution that will allow for a compliance schedule to accommodate the conversion to the new single furnace. The Company expects that, to resolve the EPA matter, it will be required to commit to the conversion to the new furnace (to be completed approximately two years after permit approval and expect to cost, with all related emission control improvements, approximately $20.0 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of December 31, 2001 for possible fines and non-capital related expenditures.

       In December 2001, the State of Colorado issued a Title V air discharge permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit's compliance schedule required the furnace to operate in compliance with these standards by March 22, 2002. The State of Colorado entered a stay of this compliance schedule on March 22, 2002, effective until April 18, 2002, when the permit is expected to be modified to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification would give CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by the Company purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

       In a related matter, in April 2000 the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision. The Company intends to defend this matter vigorously. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR DISPUTE

       The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2001, approximately 680 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2001, approximately 250 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 250 unreinstated strikers as of December 31, 2001. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that the final judicial action on the strike issues is likely for at least two to three years.

      In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Personnel records, since the strike, do not provide sufficient information necessary to provide a reasonable estimate of liability. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and unreinstated workers and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

      During the strike by the Union at CF&I, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

      The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado, and intends to pursue this matter through the appropriate United States appellate court, if necessary. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

       The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and that PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of December 31, 2001, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W would have a material adverse effect on the Company's results of operations.

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

       In addition, Oregon Steel maintains a $100.0 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors. The credit facility decreased to $85 million on January 1, 2002 and will again decrease to $75 million on April 1, 2002.

OTHER CONTINGENCIES

       The Company is party to various claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of the Company.

10.    MAJOR CUSTOMERS

       During 2001, no single customer accounted for more than 10% of the Company's total sales.

11.    RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

       The Company pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of the Company. The following table summarizes the transactions between the Company and Oregon Steel:

                                                     2001       2000     1999
                                                  --------     ------   --------
                                                            (IN THOUSANDS)

Oregon Steel administrative fees                  $  3,855    $ 3,825   $  3,377
Interest expense on notes payable to
  Oregon Steel                                      26,963     24,263     22,963
Notes payable to Oregon Steel at December 31       230,258    221,474    201,090
Accounts payable to Oregon Steel at December 31      4,231      5,776      5,415

NIPPON STEEL CORPORATION

       In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, CF&I pays royalties to Nippon based on sales of DHH rail. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties. The following table summarizes the transactions between the Company and Nippon:

                                                      2001      2000       1999
                                                     ------    ------     -----
                                                            (IN THOUSANDS)

Payments to Nippon for the year ended December 31    $1,210      $484      $979
Accounts payable to Nippon at December 31               403       794       179

12.    UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

       Operating income for 2001 and 1999 includes a $2.2 million and $4.5 million gain, respectively, from a settlement of outstanding litigated claims with certain graphite electrode suppliers.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
CF&I Steel, L.P.

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(iv) on page 50 present fairly, in all material respects, the financial position of CF&I Steel, L.P. at December 31, 2001, 2000, and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(v) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Portland, Oregon
March 22, 2002




                                                         CF&I STEEL, L.P.
                                                          BALANCE SHEETS
                                                          (IN THOUSANDS)

                                                                                             DECEMBER 31,
                                                                                 ----------------------------------
                                                                                    2001         2000        1999
                                                                                 --------     --------      -------
                                                              ASSETS
Current assets:
   Cash and cash equivalents                                                     $     --     $      2     $      2
   Trade accounts receivable, less allowance for
       doubtful accounts of $1,972, $640, and $638                                 38,178       42,743       26,167
   Inventories                                                                     35,824       48,421       35,157
   Other                                                                               71          440          747
                                                                                 --------     --------     --------
       Total current assets                                                        74,073       91,606       62,073
                                                                                 --------     --------     --------

Property, plant and equipment:
   Land and improvements                                                            3,498        3,470        3,569
   Buildings                                                                       18,570       18,419       18,419
   Machinery and equipment                                                        251,573      248,407      246,445
   Construction in progress                                                         3,178        3,806        1,416
                                                                                 --------     --------     --------
                                                                                  276,819      274,102      269,849
   Accumulated depreciation                                                       (91,204)     (78,601)     (63,863)
                                                                                 --------     --------     --------
                                                                                  185,615      195,501      205,986
                                                                                 --------     --------     --------

Cost in excess of net assets acquired, net                                         31,863       32,883       33,903
Other assets                                                                       14,728       12,864       12,966
                                                                                 --------     --------     --------
                                                                                 $306,279     $332,854     $314,928
                                                                                 ========     ========     ========

                                                        LIABILITIES
Current liabilities:
   Current portion of long-term debt                                             $  9,464     $  8,625     $  7,861
   Accounts payable                                                                45,496       53,575       40,834
   Accrued expenses                                                                26,120       20,617       18,649
                                                                                 --------     --------     --------
       Total current liabilities                                                   81,080       82,817       67,344

Long-term debt                                                                      5,072       14,536       23,162
Long-term debt - Oregon Steel Mills, Inc.                                         230,258      221,474      201,090
Long-term debt - New CF&I, Inc.                                                    21,756       21,756       21,756
Environmental liability                                                            28,465       30,850       30,850
Deferred employee benefits                                                          8,024        7,053        7,099
                                                                                 --------     --------     --------
                                                                                  374,655      378,486      351,301
                                                                                 --------     --------     --------

Commitments and contingencies (Note 7)
                                                       PARTNERS' DEFICIT
General partner                                                                   (65,094)     (43,443)     (34,627)
Limited partners                                                                   (3,282)      (2,189)      (1,746)
                                                                                 --------     --------     --------
                                                                                 $306,279     $332,854     $314,928
                                                                                 ========     ========     ========



                               The accompanying notes are an integral part of the financial statements.




                                                   CF&I STEEL, L.P.
                                                 STATEMENTS OF INCOME
                                                    (IN THOUSANDS)
                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                         2001          2000          1999
                                                       --------      --------      --------
Sales:
    Product sales                                      $285,366      $262,759      $244,216
    Freight                                              16,646        11,270        12,482
    Electricity sales                                     2,150           839            --
                                                       --------      --------      --------
                                                        304,162       274,868       256,698

Costs and expenses:
    Cost of sales                                       273,186       241,371       239,851
    Selling, general and administrative                  26,045        17,090        18,935
    Settlement of litigation                             (2,190)         --          (4,539)
    Gain on sale of assets                                  (19)       (2,972)           --
    Profit participation                                     --           127            --
                                                       --------      --------      --------
                                                        297,022       255,616       254,247
                                                       --------      --------      --------

    Operating income                                      7,140        19,252         2,451

Interest expense                                        (30,127)      (28,773)      (27,843)
Other income, net                                           367           262           427
                                                       --------      --------      --------

     NET (LOSS)                                        $(22,620)     $ (9,259)     $(24,965)
                                                       ========      ========      ========

            The accompanying notes are an integral part of the financial statements.

                                CF&I STEEL, L.P.
               STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                   GENERAL       LIMITED
                                   PARTNER       PARTNERS           TOTAL
                                 ----------      --------        ---------

BALANCES, DECEMBER 31, 1998      $(10,860)        $(548)         $(11,408)

    Net (loss)                    (23,767)       (1,198)          (24,965)
                                 --------        ------          --------
BALANCES, DECEMBER 31, 1999       (34,627)       (1,746)          (36,373)

    Net (loss)                     (8,816)         (443)           (9,259)
                                 --------        ------          --------
BALANCES, DECEMBER 31, 2000       (43,443)       (2,189)          (45,632)

    Net (loss)                    (21,533)       (1,087)          (22,620)
    Minimum pension liability        (118)           (6)             (124)
                                 --------       -------          --------
BALANCES, DECEMBER 31, 2001      $(65,094)      $(3,282)         $(68,376)
                                 ========       =======          ========

                 The accompanying notes are an integral part of
                           the financial statements.



                                                        CF&I STEEL, L.P.
                                                    STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                          2001          2000        1999
                                                                       ----------   ---------    ----------
Cash flows from operating activities:
    Net loss                                                           $ (22,620)   $  (9,259)   $ (24,965)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                     17,624       18,363       18,351
        Gain on sale of property, plant and equipment                        (19)      (2,972)          --
        Other                                                             (2,385)          --           68
        Changes in operating assets and liabilities:
          Trade accounts receivable                                        4,565      (16,576)       5,486
          Inventories                                                     12,597      (13,264)       6,439
          Accounts payable                                                (8,079)      12,741       (6,098)
          Accrued expenses and deferred employee benefits                  6,474        1,922       (1,234)
          Other                                                           (1,820)         307          833
                                                                       ---------    ---------    ---------
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                                 6,337       (8,738)      (1,120)
                                                                       ---------    ---------    ---------

Cash flows from investing activities:
    Additions to property, plant and equipment                            (6,705)      (6,900)      (6,770)
    Proceeds from disposal of property, plant and equipment                  164        3,156           --
    Other, net                                                                43          (40)         (34)
                                                                       ---------    ---------    ---------
    NET CASH (USED IN) INVESTING ACTIVITIES                               (6,498)      (3,784)      (6,804)
                                                                       ---------    ---------    ---------

Cash flows from financing activities:
    Borrowings from related parties                                      141,434      151,963      180,928
    Payments to related parties                                         (132,650)    (131,579)    (165,838)
    Payment of long-term debt                                             (8,625)      (7,862)      (7,164)
                                                                       ---------    ---------    ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                159       12,522        7,926
                                                                       ---------    ---------    ---------

Net increase in cash and cash equivalents                                     (2)          --            2
Cash and cash equivalents at beginning of year                                 2            2            -
                                                                       ---------    ---------    ---------
Cash and cash equivalents at end of year                               $      --    $       2    $       2
                                                                       =========    =========    =========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                             $  28,812    $  24,886    $  26,217
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

       On March 3, 1993, the inception date of CF&I's operations, New CF&I, Inc. ("Company"), a then wholly-owned subsidiary of Oregon Steel Mills, Inc. ("Oregon Steel"), (1) issued 100 shares of common stock to Oregon Steel for $22.2 million in certain consideration and (2) as the general partner, acquired for $22.2 million a 95.2% interest in CF&I. The remaining 4.8% interest was acquired by the Pension Benefit Guaranty Corporation ("PBGC"), as a limited partner, with a capital contribution of an asset valued at $1.2 million. On October 1, 1997, Oregon Steel purchased PBGC's limited partnership interest in CF&I, and subsequently sold 0.5% to another shareholder in the Company.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

       CF&I recognizes revenues when title passes, the earnings process is substantially complete, and CF&I is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of CF&I's products.

       Sales revenues include $2.2 million and $0.8 million earned on the resale of electricity back to CF&I's local electrical company for the year of 2001 and 2000, respectively.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term securities that have an original maturity date of 90 days or less.

CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially subject CF&I to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. CF&I places its cash in high credit quality investments and limits the amount of credit exposure to any one financial institution. At times, cash balances are in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. CF&I believes that risk of loss on its trade receivables is reduced by ongoing credit evaluation of customer financial condition and requirements for collateral, such as letters of credit and bank guarantees.

INVENTORIES

       Inventories, consisting of raw materials, semi-finished and finished products, are stated at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost, including interest capitalized during construction of $325,000, $215,000 and $230,000 in 2001, 2000 and 1999, respectively. Depreciation is determined using principally the straight-line and the units of production methods over the estimated useful lives of the assets. The estimated useful lives of most of CF&I's operating machinery and equipment are from 20 to 30 years. Maintenance and repairs are expensed as incurred and costs of improvements are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and gains or losses are reflected in results of operations.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

       The cost in excess of net assets acquired is amortized on a straight-line basis over 40 years. Accumulated amortization was $8.9 million, $7.9 million and $6.9 million in 2001, 2000 and 1999, respectively.

OTHER ASSETS

       Included in other assets are net water rights of approximately $11.1 million. These water rights include the rights to divert and use certain amounts of water from various river systems for either industrial or agricultural use.

IMPAIRMENT OF LONG-LIVED ASSETS

       When events or circumstances indicate the carrying value of a long-lived asset may be impaired, CF&I uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers estimated fair market value versus carrying value in determining any potential impairment.

INCOME TAXES

       The financial statements reflect no provision or liability for federal or state income taxes. Taxable income or loss of CF&I is allocated to the partners.

DERIVATIVE FINANCIAL INSTRUMENTS

       Effective January 1, 2001, CF&I adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of SFAS 133 did not have material effect on CF&I's results of operations or its financial position. The Company did not have any derivative financial instruments outstanding at the time of adoption. See disclosure regarding Financial Instruments in Note 4.

SEGMENT REPORTING

        In accordance with the criteria of SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," CF&I operates in a single reportable segment, the steel industry. All of the products of CF&I are steel products in finished or semi-finished form. Production is the standard "mini-mill" process where electric arc furnaces are used to melt scrap and other metallics. Liquid steel is cast and cooled, then reheated for additional forming. CF&I markets and sells the majority of its products through its own sales organization to customers primarily in the transportation, construction, or oil and gas industries. CF&I distributes product at various locations in the United States and Canada, and as appropriate, through foreign sales agents.

SHIPPING AND HANDLING COST

       All shipping billed to customers is recorded as revenue with the related cost being recorded under cost of sales. Internal handling costs incurred to store, move, or prepare goods for shipment are recorded under Selling, General, and Administration expenses. For the years of 2001, 2000, and 1999, internal handling costs were $4.1 million, $2.6 million and $3.3 million, respectively.

RECLASSIFICATIONS

       Certain reclassifications have been made in prior years to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that upon adoption of SFAS No. 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, INTANGIBLE ASSETS, and is effective for fiscal years beginning after December 15, 2001.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142
(1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

       CF&I will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. CF&I is preparing for its adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. CF&I will also evaluate the useful lives assigned to its intangible assets. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of CF&I's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. CF&I has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

       In July 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by CF&I effective January 1, 2003. CF&I believes adoption of this standard will not have a material effect on its financial statements.

       On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for CF&I for the year beginning January 1, 2002. CF&I believes adoption of this standard will not have a material effect on its financial statements.

3.     INVENTORIES

       Inventories were as follows as of December 31:

                                          2001        2000           1999
                                        -------     -------        -------
                                                 (IN THOUSANDS)

    Raw materials                       $ 9,711     $ 7,412        $10,504
    Semi-finished product                 9,610      13,140          6,438
    Finished product                      9,752      20,761         13,348
    Stores and operating supplies         6,751       8,980          4,867
                                        -------     -------        -------
      Total inventory                   $35,824     $50,293        $35,157
                                        =======     =======        =======


4.     DEBT, FINANCING ARRANGEMENTS AND LIQUIDITY

       CF&I incurred $67.5 million in term debt in 1993 as part of the purchase price of certain assets, principally a steel mill located in Pueblo, Colorado ("Pueblo Mill"), of CF&I Steel Corporation. This debt is unsecured and is payable over ten years with interest at 9.5%. As of December 31, 2001, the outstanding balance on the debt was $14.5 million, of which $5.1 million was classified as long-term.

       Borrowing requirements for capital expenditures and working capital have been provided through revolving loans from Oregon Steel and the Company. The loan from Oregon Steel includes interest on the daily amount outstanding at the rate of 11.64%. The principal is due on demand or, if no demand, due on December 31, 2004. The loan from the Company includes interest on the daily amount outstanding at the rate of 9.5%. The principal is due on demand or, if no demand, due on December 31, 2004. Interest on the loans is paid on a monthly basis. See Note 10 for discussion of the resultant transactions.

       As of December 31, 2001, principal payments on long-term debt were due as follows (in thousands):

                              2002                $  9,464
                              2003                   5,072
                              2004                 252,014
                                                  --------
                                                  $266,550
                                                  ========

       Although CF&I generated operating profit for the year ended December 31, 2001, CF&I experienced a net loss for this same period. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing. CF&I has been able to fulfill its needs for working capital and capital expenditures due, in part, to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for 2002, with the realization of assets, and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

5.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value of the CF&I's financial instruments at December 31 were as follows:


                                                  2001                           2000                          1999
                                      --------------------------     ------------------------      ------------------------------
                                        CARRYING        FAIR          CARRYING       FAIR          CARRYING         FAIR
                                         AMOUNT         VALUE          AMOUNT        VALUE          AMOUNT          VALUE
                                      -------------- -----------     ------------------------      --------------- --------------
                                                                            (IN THOUSANDS)

Cash and cash equivalents             $      -        $     -        $      2       $     2         $      2       $      2
Long-term debt, including
    current portion                     14,536          14,494          23,162        22,779          31,023         28,598
Long-term debt to Oregon Steel         230,258         213,792         221,474       154,000         201,090        193,723
Long-term debt to the Company           21,756          20,805          21,756        20,500          21,756         15,767


       The carrying amount of cash and cash equivalents approximate fair value due to their short maturity. The fair value of long-term debt, both to external parties and to Oregon Steel are estimated by discounting future cash flows based on the Company's incremental borrowing rate for similar types of borrowing arrangements.

6.     EMPLOYEE BENEFIT PLANS

PENSION PLANS

       CF&I has noncontributory defined benefit retirement plans covering all eligible employees. The plans provide benefits based on participants' years of service and compensation. CF&I funds at least the minimum annual contribution required by ERISA.

       The following table sets forth the funded status of the plans and the amounts recognized as of December 31:

                                                                    2001        2000        1999
                                                                  --------    --------    --------
                                                                           (IN THOUSANDS)

Change in benefit obligation
----------------------------
Projected benefit obligation at January 1                         $ 22,487     $20,861     $22,168
Service cost                                                         1,528       1,179       1,476
Interest cost                                                        1,647       1,523       1,462
Benefits paid                                                       (1,072)     (1,004)     (1,009)
Actuarial (gain) loss                                                1,621         (72)     (3,236)
                                                                  --------     -------     -------
Projected benefit obligation at December 31                         26,211      22,487      20,861
                                                                  --------     -------     -------

Change in plan assets
---------------------
Fair value of plan assets at January 1                              17,721      19,668      17,806
Actual return (loss) on plan assets                                   (778)       (943)      2,546
Company contribution                                                   296          --         325
Benefits paid                                                       (1,072)     (1,004)     (1,009)
                                                                  --------     -------     -------
Fair value of plan assets at December 31                            16,167      17,721      19,668
                                                                  --------     -------     -------

Projected benefit obligation in excess of plan assets              (10,044)     (4,766)     (1,193)
Unrecognized net (gain) loss                                         3,746        (114)     (2,677)
                                                                  --------     -------     -------
Net amount recognized                                               (6,298)     (4,880)     (3,870)

Minimum liability                                                   (2,575)         --          --
                                                                  --------     -------     -------
Total pension liability recognized in consolidated balance sheet  $ (8,873)    $(4,880)    $(3,870)
                                                                  ========     =======     =======


       Net pension cost was $1.7 million, $1.0 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

       Plan assets are invested in interest-bearing cash, common stock and bond funds (79%) and marketable fixed income securities (21%) at December 31, 2001.

       Generally weak financial market conditions resulted in poor investment returns in the pension plans for the year 2001, thus causing pension assets to be lower than actuarial liabilities and requiring an additional liability of $2.6 million to be recorded.

       The following table sets forth the significant actuarial assumptions for the Company's pension plans:

                                                        2001       2000     1999
                                                        ----       ----     ----
Discount rate                                           7.0%       7.5%     7.5%
Rate of increase in future compensation levels          4.0%       4.0%     4.0%
Expected long-term rate of return on plan assets        8.5%       8.5%     8.5%

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

       CF&I provides certain health care and life insurance benefits for substantially all of its retired employees. Employees are generally eligible for benefits upon retirement after completion of a specified number of years of service. The benefit plans are unfunded.

       The following table sets forth the unfunded status and the amounts recognized at December 31:

                                                                        2001       2000        1999
                                                                     --------    --------    --------
                                                                              (IN THOUSANDS)

Change in benefit obligation
Accumulated postretirement benefit obligation at January 1           $  9,659    $  9,179    $  8,286
Service cost                                                              113          90         109
Interest cost                                                             700         661         541
Benefits paid                                                            (475)       (525)       (439)
Plan amendments                                                            --          --         430
Actuarial loss                                                            430         254         252
                                                                     --------    --------    --------
Accumulated postretirement benefit obligation at December 31           10,427       9,659       9,179
                                                                     --------    --------    --------

Accumulated benefit obligation in excess of plan assets               (10,427)     (9,659)     (9,179)
Unrecognized prior service cost                                           531         602         673
Unrecognized net loss                                                   1,872       1,511       1,306
                                                                     --------    --------    --------
Postretirement liability recognized in consolidated balance sheet    $ (8,024)   $ (7,546)   $ (7,200)
                                                                     ========    ========    ========


       Net postretirement benefit cost was $953,000, $871,000 and $710,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       The obligations and costs for the retiree medical plan are not dependent on changes in the cost of medical care. Retirees are covered under plans providing fixed dollar benefits. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, 7.5% and 7.5% in 2001, 2000 and 1999, respectively.

OTHER EMPLOYEE BENEFIT PLANS

       CF&I has a profit participation plan under which it distributes quarterly to eligible employees 12% of its pretax income after adjustments for certain non-operating items. Each eligible employee receives a share of the distribution based upon the level of the eligible employee's base compensation compared with the total base compensation of all eligible employees. CF&I may modify, amend or terminate the plan at any time, subject to the terms of the various collective bargaining agreements.

       CF&I has qualified Thrift (401(k)) plans for eligible employees under which CF&I matches, depending on plan, 50% of the first 4%, or 25% of the first 6% of the participants' deferred compensation. CF&I's contribution expense in 2001, 2000 and 1999 was $264,000, $265,000 and $262,000, respectively.

7.     COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

       All material environmental remediation liabilities for non-capital expenditures that are probable and estimable are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggest different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded, and the range is disclosed.

       In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public
Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At December 31, 2001, the accrued liability was $30.8 million, of which $28.5 million was classified as non-current on the consolidated balance sheet.

       The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which remains subject to the approval of the presiding judge. The proposed settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards ("NSPS") Subpart AAa ("NSPS AAa") compliant furnace discussed below. The proposed settlement provides that the two existing furnaces will be permanently shut down 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

       In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS - Subpart AA ("NSPS AA"). This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I is prepared, however, to voluntarily exceed the NSPS AA requirements at issue by converting to a new single furnace that will meet NSPS AAa standards, which are stricter than NSPS AA standards. Based on negotiations with the EPA, the Company believes it will reach a resolution that will allow for a compliance schedule to accommodate the conversion to the new single furnace. The Company expects that, to resolve the EPA matter, it will be required to commit to the conversion to the new furnace (to be completed approximately two years after permit approval and expect to cost, with all related emission control improvements, approximately $20.0 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

       In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of December 31, 2001 for possible fines and non-capital related expenditures.

       In December 2001, the State of Colorado issued a Title V air discharge permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit's compliance schedule required the furnace to operate in compliance with these standards by March 22, 2002. The State of Colorado entered a stay of this compliance schedule on March 22, 2002, effective until April 18, 2002, when the permit is expected to be modified to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification would give CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by the Company purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

       In a related matter, in April 2000 the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision. The Company intends to defend this matter vigorously. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

LABOR DISPUTE

       The labor contract at CF&I expired on September 30, 1997. After a brief contract extension intended to help facilitate a possible agreement, on October 3, 1997, the Union initiated a strike at CF&I for approximately 1,000 bargaining unit employees. The parties, however, failed to reach final agreement on a new labor contract due to differences on economic issues. As a result of contingency planning, CF&I was able to avoid complete suspension of operations at the Pueblo Mill by utilizing a combination of new hires, striking employees who returned to work, contractors and salaried employees.

       On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of December 31, 2001, approximately 680 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At December 31, 2001, approximately 250 Unreinstated Employees remain unreinstated.

       On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs as positions became open. As noted above, there were approximately 250 unreinstated strikers as of December 31, 2001. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that judicial action on the strike issues is likely for at least two to three years.

      In the event there is an adverse determination of these issues, Unreinstated Employees could be entitled to back pay, including benefits, plus interest, from the date of the Union's unconditional offer to return to work through the date of their reinstatement or a date deemed appropriate by the NLRB or an appellate court. The number of Unreinstated Employees entitled to back pay may be limited to the number of past and present replacement workers; however, the Union might assert that all Unreinstated Employees should be entitled to back pay. Personnel records, since the strike, do not provide sufficient information necessary to provide a reasonable estimate of liability. Back pay is generally determined by the quarterly earnings of those working less interim wages earned elsewhere by the Unreinstated Employees. In addition to other considerations, each Unreinstated Employee has a duty to take reasonable steps to mitigate the liability for back pay by seeking employment elsewhere that has comparable working conditions and compensation. Any estimate of the potential liability for back pay will depend significantly on the ability to assess the amount of interim wages earned by these employees since the beginning of the strike, as noted above. Due to the lack of accurate information on interim earnings for both reinstated and unreinstated workers and sentiment of the Union towards the Company, it is not currently possible to obtain the necessary data to calculate possible back pay. In addition, the NLRB's findings of misconduct by the Union may mitigate any back pay award with respect to any Unreinstated Employees proven to have taken part or participated in acts of misconduct during and after the strike. Thus, it is not presently possible to estimate the liability if there is ultimately an adverse determination against CF&I. An ultimate adverse determination against CF&I on these issues may have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. CF&I does not intend to agree to any settlement of this matter that will have a material adverse effect on the Company. In connection with the ongoing labor dispute, the Union has undertaken certain activities designed to exert public pressure on CF&I. Although such activities have generated some publicity in news media, CF&I believes that they have had little or no material impact on its operations.

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

      In addition, Oregon Steel maintains an $100.0 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors. The credit facility decreased to $85 million on January 1, 2002 and will again decrease to $75 million on April 1, 2002.

OTHER CONTINGENCIES

      The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters would not have a material adverse effect on the consolidated financial condition of the Company.

8.    MAJOR CUSTOMERS

      During 2001, no single customer accounted for more than 10% of CF&I's total sales.

9.     RELATED PARTY TRANSACTIONS

OREGON STEEL MILLS, INC.

       CF&I pays administrative fees to Oregon Steel for services it provides based on an allocation from Oregon Steel and reimburses Oregon Steel for costs incurred on behalf of CF&I. The following table summarizes the transactions between CF&I and Oregon Steel:

                                                      2001      2000      1999
                                                    -------   -------    -------
                                                           (IN THOUSANDS)

Oregon Steel administrative fees                   $ 3,855    $ 3,733    $ 3,285
Interest expense on notes payable
   to Oregon Steel                                  26,963     24,263     22,963
Notes payable to Oregon Steel at December 31       230,258    221,474    201,090
Accounts payable to Oregon Steel at December 31      4,231      5,776      5,628

NEW CF&I, INC.

       CF&I includes in costs of sales amounts related to transportation services provided by a subsidiary of the Company. The following table summarizes the transactions between CF&I and the Company or its subsidiary:

                                                    2001       2000       1999
                                                    ----       ----       ----
                                                           (IN THOUSANDS)

Services from subsidiary of the Company             $2,838     $3,197     $3,513
Interest expense on notes payable to the Company     1,482      2,017      1,740
Accounts payable to the Company at December 31       4,630      3,190      2,672
Debt payable to the Company at December 31          21,756     21,756     21,756
Interest payable on that debt at December 31        10,295     10,337      8,283


NIPPON STEEL CORPORATION

       In 1994, CF&I entered into an equipment supply agreement for purchase of deep head-hardened ("DHH") rail equipment from Nippon. Additionally, CF&I pays royalties to Nippon based on sales of DHH rail. CF&I has made payments on the DHH rail equipment and paid certain license and technical fees, and royalties. The following table summarizes the transactions between the Company and Nippon:

                                                        2001      2000     1999
                                                       ------     ----     ----
                                                             (IN THOUSANDS)

Payments to Nippon for the year ended December 31      $1,210     $484     $979
Accounts payable to Nippon at December 31                 403      794      179

10.    UNUSUAL AND NONRECURRING ITEMS

SETTLEMENT OF LITIGATION

       Operating income for 2001 and 1999 includes a $2.2 million and $4.5 million gain, respectively, from a settlement of outstanding litigated claims with certain graphite electrode suppliers.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEMS 10. AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                   EXECUTIVE COMPENSATION

       The following table sets forth information with respect to each director of the Company including their names and ages as of February 1, 2002, business experience during the past five years and directorships in other corporations. Directors are elected each year at the annual stockholders meeting.

                                     PRINCIPAL OCCUPATION AND                                                DIRECTOR
     NAME                            CERTAIN OTHER DIRECTORSHIPS                                   AGE         SINCE
     ----                            ---------------------------                                   ---       -------

Joe E. Corvin (2)        Mr. Corvin is the Chairman of the Board of Directors, President and       57           1993
                         Chief Executive Officer of the Company.  He served as President and
                         Chief Operating Officer of the Company from August 1996 to May 1999 and, prior to that, as Senior Vice President of Manufacturing and
                         Chief Operating Officer of the Company from March 1993 to August
                         1996.  Since January 2000, he has been the President and Chief
                         Executive Officer of Oregon Steel. He previously held the positions of President and Chief Operating Officer of Oregon Steel since
                         December 1996; prior to that, he served as Senior Vice President for Oregon Steel from July 1996.  He has served as a Director of
                         Oregon Steel since 1997.

L. Ray Adams (2)         Mr. Adams is the Vice President, Finance and Chief Financial              51           1993
                         Officer and Treasurer of the Company.  He assumed these positions in April 1993.  He is also the Vice President - Finance, Chief
                         Financial Officer, and Treasurer of Oregon Steel.  He assumed the positions of Vice President - Finance and Chief Financial Officer
                         with Oregon Steel in April 1991 and Treasurer in January 2000.

Steven M. Rowan (2)      Mr. Rowan is the President of C&W.  He assumed this position April        56           2000
                         1993.  He is also Vice President - Materials and Transportation of
                         Oregon Steel, a position he assumed in February 1992.

Keiichiro Shimakawa (1)  Mr. Shimakawa  became the Executive Vice President,  General Manager      52           1996
                         of Nippon Steel U.S.A.,  Inc., Chicago Branch, in 1996. He served as
(2)                      Executive  Vice  President of Nippon Steel USA,  Inc. from July 1994 to July 1996.  He also  served as Manager of Tin Plate Sales for the
                         Sheet  Sales  Department  at Nippon  Steel's  head  office in Tokyo,
                         Japan, from 1990 to July 1994.

(1)          Mr. Shimakawa served as Director from 1996-1998 and then was reappointed in 2000.

(2)    No Director received any fees for their service as a member of the Board.



       The following table sets forth the compensation paid to or accrued by the Company and its subsidiaries for the Chief Executive Officer and each of the four most highly paid executive officers of the Company and its subsidiaries as of December 31, 2001, and other individuals fitting such description. The Chief Executive Officer and certain other executive officers were paid by Oregon Steel. With the exception of Messrs. Stewart and Rowan, the compensation information relating to the named executive officers of the Company who are also named executives of Oregon Steel and Section 16(a) reporting compliance information as set forth under the captions "Executive Compensation," "Defined Benefit Retirement Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements," "Compensation Committee Interlocks and Insider Participation," "Board Compensation, Personnel and Succession Planning Committee Report on Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Oregon Steel Mills, Inc. Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated herein by reference. Executive officers of the Company are listed on page 8 of this Form 10-K.




                           SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION(1)                      ALL OTHER COMPENSATION(1)
                                             ----------------------------------------           ----------------------------
                NAME AND                                                                        THRIFT PLAN
           PRINCIPAL POSITION                YEAR             SALARY            BONUS           CONTRIBUTION           OTHER
           ------------------                ----             ------            -----           ------------           -----
                                                                                                    (2)
                                                                                                    ---
   Joe E. Corvin
   President and Chief Executive
      Officer (3)(5)

   L. Ray Adams
   Vice President, Finance,
      Chief Financial Officer, and
      Treasurer (3)(5)

   Jeff S. Stewart
   Corporate Controller and                  2001            $150,000                -             $4,219
      Secretary (3)                          2000             148,333            1,840              4,505
                                             1999              91,966           16,441              3,188

   Robert A. Simon
   Vice President and
      General Manager (4)(5)

   Steven M. Rowan                           2001            $200,000                -             $4,800
   President of C&W (3)                      2000             200,000            3,680              4,800
                                             1999             200,000           36,125              4,800
---------------

(1)    Pension benefits accrued in 2001 are not included in this Summary Compensation Table.

(2)    Matching contributions made by the Company on behalf of the named executive to the Company's Thrift Plan.

(3)    Compensation paid by Oregon Steel.

(4)    Compensation paid by CF&I.

(5)    Compensation for named executives is included in the 2002 Notice of Annual Meeting for
       Oregon Steel and such information is incorporated by reference herein.

                        OPTION GRANTS IN LAST FISCAL YEAR

       In April 2000, the stockholders of Oregon Steel approved Oregon Steel's 2000 Stock Option Plan ("Option Plan"). The Option Plan is administered by the Compensation Committee of the Board of Directors of Oregon Steel and provides for grants to officers and employees of Oregon Steel and certain officers of the Company of options to acquire up to one million shares of Oregon Steel's Common Stock, subject to the limitations set forth in the Option Plan. Pursuant to the Option Plan, the granting of options is at the discretion of the Board of Directors, and it has the authority to set the terms and conditions of the options granted. As of February 1, 2002, options to purchase 620,000 shares of Oregon Steel's Common Stock were outstanding under the Option Plan.

       The following table sets forth certain information regarding outstanding options to purchase shares of Oregon Steel's Common Stock as of February 1, 2002, as to each of the named executive officers:

   ------------------------------- ------------------- ------------------ ------------------ ------------------- ------------------
                                                                                                                       Grant
                                                       Individual Grants                                            Date Value
   ------------------------------- ------------------- ------------------ ------------------ ------------------- ------------------
                (a)                       (b)                 (c)                (d)                (e)                 (f)
                                       Number of          % of Total
                                       Securities       Options Granted
                                   Underlying Option    to Employees in   Exercise or Base                          Grant Date
                                       Grants (#)         Fiscal Year       Price ($/SH)      Expiration Date      Present Value
                                                                                                                     $(1), (3)

   Joe E. Corvin (2)

   L. Ray Adams (2)

   Jeff S. Stewart                       4,600                1%                  $3.90             2/28/11              $2.59
                                         6,100                1%                  $4.95             4/25/11              $3.37
                                         7,300                2%                  $3.75            10/31/11              $2.56

   Robert A. Simon (2)

   Steven M. Rowan                       4,600                1%                  $3.90             2/28/11              $2.59
                                         8,100                2%                  $4.95             4/25/11              $3.37
                                         9,700                2%                  $3.75            10/31/11              $2.56
   ------------------------------- ------------------- ------------------ ------------------ ------------------- ------------------

(1) The determination of present value has been made utilizing the Black-Scholes method based on the following assumptions: The options are assumed to be exercises at the end of a ten-year term; yield volatility ranging from 63.21% to 67.81%; annual dividend yield of 0% and a risk rate of return ranging from 4.15% to 4.93%.

(2) Information related to options granted for named executives is included in the 2002 Notice of Annual Meeting for Oregon Steel and such information is incorporated by reference herein.


(3) For the shares underlying these options, 50% were vested and exercisable on the grant date. The remaining shares are vested and exercisable as long as the employee remains with the Company under the following schedule: 16.67% in 2002, 16.67% in 2003 and 16.66% in 2004.


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

       The following table sets forth certain information concerning each exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options:


   --------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
                 (a)                          (b)                     (c)                     (d)                    (e)
                                                                                     Number of Securities    Value of Unexercised
                                                                                          Underlying         In-the-Money Options
                                                                                      Unexercised Options       at FY-End ($)
                                                                                         at FY-End (#)
   Name                                Shares Acquired on      Value Realized ($)        Exercisable/            Exercisable/
                                          Exercise (#)                                   Unexercisable          Unexercisable
   Joe E. Corvin (1)

   L. Ray Adams (1)

   Jeff S. Stewart                             0                       0                 14,000/11,500           21,858/14,326

   Robert A. Simon (1)

   Steven M. Rowan                             0                       0                 17,867/14,533           28,319/18,276
   --------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

(1) Information related to options exercised and fiscal year-end option values for named executives is included in the 2002 Notice of Annual
       Meeting for Oregon Steel and such information is incorporated by reference herein.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The equity of the Company is held 87% by Oregon Steel, 10% by Nippon and 3% by Nissho Iwai. The Company, as general partner, has a 95.2% partnership interest in CF&I. Oregon Steel has a 4.3% limited partnership interest in CF&I. Nippon has a .5% limited partnership interest in CF&I.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       For related party transactions, see Note 11 to the Company's consolidated financial statements and Note 9 to CF&I's financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----

 (A)           FINANCIAL STATEMENTS:
               NEW CF&I, INC.
       (i)     Report of Independent Accountants - 2001, 2000 and 1999........16
       (ii)    Consolidated Financial Statements:
                    Balance Sheets at December 31, 2001, 2000 and 1999........17
                    Statements of Income for each of the three years
                        in the period ended December 31, 2001.................18
                    Statements of Changes in Stockholders' Equity for
                        each of the three years in the period
                        ended December 31, 2001...............................19
                    Statements of Cash Flows for each of the three years
                        in the period ended December 31, 2001.................20
                    Notes to Consolidated Financial Statements................21

               CF&I STEEL, L.P.
       (iii)   Report of Independent Accountants - 2001, 2000 and 1999........32
       (iv)    Financial Statements:
                   Balance Sheets at December 31, 2001, 2000 and 1999.........33
                   Statements of Operations for each of the three years
                        in the period ended December 31, 2001.................34
                   Statements of Changes in Partners' Equity
                        for each of the three years in the period
                        ended December 31, 2001.............................. 35
                   Statements of Cash Flows for each of the three years
                        in the period ended December 31, 2001................ 36
                   Notes to Financial Statements............................. 37
       (v)     Financial Statement Schedule for each of the three years
                        in the period ended December 31, 2001:
                   Schedule II - Valuation and Qualifying Accounts........... 51
       (vi)    Exhibits:  Reference is made to the list on page 52
                    of the exhibits filed with this report.

 (B)           REPORT ON FORM 8-K:
               No reports on Form 8-K were required to be filed by the Registrant during the quarter ended December 31, 2001.



                                                NEW CF&I, INC.
                                               CF&I STEEL, L.P.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEAR ENDED DECEMBER 31
                                                (IN THOUSANDS)


                                                                        COLUMN C
                                                               --------------------------
                                              COLUMN B         ADDITIONS                                            COLUMN E
                                              --------                                                              --------
                                             BALANCE AT       CHARGED TO         CHARGED                           BALANCE AT
COLUMN A                                     BEGINNING         COSTS AND         TO OTHER         COLUMN D           END OF
--------                                                                                          ---------
CLASSIFICATION                               OF PERIOD         EXPENSES          ACCOUNTS        DEDUCTIONS          PERIOD
--------------                               ----------       -----------        ---------       ----------        ----------
    2001
    ----
Allowance for doubtful accounts                 $ 640           $1,611              $  -           $(279)            $1,972
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                 3,105              319                 -                -             3,424
    2000
    ----
Allowance for doubtful accounts                 $ 638             $  2              $  -             $  -             $ 640
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                 3,106                -                 -              (1)             3,105
    1999
    ----
Allowance for doubtful accounts                 $ 500            $ 171              $  -           $ (33)             $ 638
Valuation allowance for impairment
     of noncurrent deferred income
     tax assets                                 3,106                -                 -                -             3,106

       LIST OF EXHIBITS

  3.1 Certificate of Incorporation of New CF&I, Inc. (Filed as exhibit 3.1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  3.2 Amended and Restated Agreement of Limited Partnership of CF&I Steel, L.P.dated as of March 3, 1993, by and between New CF&I, Inc. and the Pension Benefit Guaranty Corporation. (Filed as exhibit 28.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated
         March 3, 1993, and incorporated by reference herein.)
  3.3 Bylaws of New CF&I, Inc. (Filed as exhibit 3.3 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.1 Indenture dated as of June 1, 1996 among Oregon Steel Mills, Inc., as issuer, Chemical Bank, (now JP Morgan Bank), as trustee, and New CF&I, Inc. and CF&I Steel, L.P., as Guarantors, with respect to 11% First Mortgage Notes due 2003. (Filed as exhibit 4.1 to Form 10-Q dated June 30, 1996, and incorporated by reference herein.)
  4.2 Form of Deed of Trust, Assignment of Rents and Leases and Security Agreement. (Filed as exhibit 4.2 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.3 Form of Security Agreement. (Filed as exhibit 4.3 to Amendment #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.4    Form of Intercreditor Agreement.  (Filed as exhibit 4.4 to Amendment
         #1 to Form S-1 Registration Statement 333-02355 and incorporated by reference herein.)
  4.5 Form of Guarantee of First Mortgage Notes due 2003 (Filed as exhibit 4.1 to Form 8-A of New CF&I, Inc. and CF&I Steel, L.P., filed on May 31, 1996, and incorporated by reference herein.)
  4.6    Form of Promissory Note.  (Filed as exhibit 4.2 to Form 8-A of
         CF&I Steel, L.P. filed on May 31, 1996 and incorporated by reference herein.)
 10.1 Asset Purchase Agreement dated as of March 3, 1993 among CF&I Steel Corporation, Denver Metals Company, Albuquerque Metals Company, CF&I Fabricators of Colorado, Inc., CF&I Fabricators of Utah, Inc., Pueblo Railroad Service Company, Pueblo Metals Company, Colorado & Utah Land Company, The Colorado and Wyoming Railway Company, William J. Westmark as trustee for the estate of The Colorado and Wyoming Railway Company, CF&I Steel, L.P., New CF&I, Inc. and Oregon Steel Mills, Inc. (Filed as exhibit 2.1 to the Current Report on Form 8-K of Oregon Steel Mills, Inc. dated March 3, 1993, and incorporated by reference herein.)
 10.2* Form of Notice of Stock Option Grant between Oregon Steel and its Executive Officers. (Filed as exhibit 10.3 to the Form 10-Q of Oregon Steel Mills, Inc., dated September 30, 2000 and incorporated by reference herein.)
 10.3* Annual Incentive Plan for certain of the Company's management employees. (Filed as exhibit 10.1 to Form 10-K of Oregon Steel Mills, Inc. dated December 31, 2000 and incorporated by reference herein.)
 10.4* 2000 Non-Qualified Stock Option Plan. (Filed as exhibit 99.1 to the Company's Registration Statement on Form S-8(see Reg. No. 333-68732) and incorporated by reference herein.)
 99.1 Credit Agreement dated as of December 1, 2000, among Oregon Steel Mills, Inc., as the Borrower, New CF&I, Inc. and CF&I Steel, L.P. as Guarantors, and various financial institutions, as Lenders, and the Agent for the Lenders. Portions of this exhibit have been omitted pursuant to a confidential treatment request. (Filed as exhibit 10.7 to Form 10-K of Oregon Steel Mills, Inc., dated December 31, 2000 and incorporated by reference herein.)**
 99.2 Amendment No. 1 to Credit Agreement dated as of June 30, 2001 among Oregon Steel Mills, Inc. as borrower, New CF&I, Inc. and CF&I Steel, L.P, as Guarantors, various financial institutions as Lenders, and the Agent for the lenders. (Filed as exhibit 99.1 to Form 10-Q/A Amendment-2 dated June 30, 2001 and incorporated by reference herein.)
 99.3 Amendment No 2. to Credit Agreement dated as of November 29, 2001 among Oregon Steel Mills, Inc. as borrower, New CF&I, Inc. and CF&I Steel, L.P, as Guarantors, various financial institutions as Lenders, and the Agent for the lenders.


*        Management contract or compensatory plan.
** Certain Exhibits and Schedules to this Exhibit are omitted. A list of omitted exhibits is provided in the Exhibit and the registrant agrees to furnish supplementally to the Commission a copy of any omitted Exhibits or Schedules upon request.

                       SIGNATURES REQUIRED FOR FORM 10-K

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                         NEW CF&I, INC.

                         BY:          /S/ JOE E. CORVIN
                                  ----------------------------------------
                                  CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                         CF&I STEEL, L.P.

                         BY:      NEW CF&I, INC.
                                  GENERAL PARTNER

                         BY:          /S/ JOE E. CORVIN
                                  ----------------------------------------
                                  CHAIRMAN AND CHIEF EXECUTIVE OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of New CF&I, Inc. and CF&I Steel, L.P. in the following capacities on the dates indicated.

           SIGNATURE               TITLE                            DATE
           ---------               -----                            ----

/s/  Joe E. Corvin        Chairman of the Board                   March 19, 2002
-------------------------
     (Joe E. Corvin)      President, Chief Executive
                          Officer and Director of New CF&I, Inc.
                          (Principal Executive Officer)


/s/  L. Ray Adams         Vice President, Finance,                March 19, 2002
-------------------------
     (L. Ray Adams)       Chief Financial Officer, Treasurer and
                          Director of New CF&I, Inc.
                          (Principal Financial Officer)

/s/ Jeff S. Stewart       Corporate Controller and                March 19, 2002
-------------------------
    (Jeff S. Stewart)     Secretary of New CF&I, Inc.
                          (Principal Accounting Officer)

/s/ Steven M. Rowan       Director of New CF&I, Inc.              March 19, 2002
-------------------------
    (Steven M. Rowan)


/s/ Keiichiro Shimakawa   Director of New CF&I, Inc.              March 19, 2002
-------------------------
    (Keiichiro Shimakawa)