Form 10-Q
period 2002-03-31
NEW CF&I INC
filed 2002-05-14
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2002
                              -------------------------------------------------
                                       OR
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------------------------------------

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
                                                     Yes    X       No
                                                           ---         ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX

PART I.   FINANCIAL INFORMATION                                            Page


          ITEM 1.   FINANCIAL STATEMENTS - NEW CF&I, INC.
                                           --------------
                    Consolidated Balance Sheets
                    March 31, 2002 (unaudited) and December 31, 2001........   2

                    Consolidated Statements of Income (unaudited)
                      Three months ended March 31, 2002 and 2001............   3

                    Consolidated Statements of Cash Flows (unaudited)
                      Three months ended March 31, 2002 and 2001............   4

                    Notes to Consolidated Financial Statements
                      (unaudited).........................................5 - 10

                    FINANCIAL STATEMENTS - CF&I STEEL, L.P.
                                           ----------------
                    Balance Sheets
                       March 31, 2002 (unaudited) and December 31, 2001....   11

                    Statements of Income (unaudited)
                      Three months ended March 31, 2002 and 2001...........   12

                    Statements of Cash Flows (unaudited)
                      Three months ended March 31, 2002 and 2001...........   13

                    Notes to Financial Statements (unaudited)............14 - 18

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS................19 - 21

          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK..........................................   21

PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS......................................   22
          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................   22





                                      NEW CF&I, INC.
                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)


                                                                         MARCH 31,      DECEMBER 31,
                                                                           2002             2001
                                                                        ----------      ------------
                                                                        (UNAUDITED)

                                                         ASSETS
Current assets:
  Cash and cash equivalents                                              $      4          $      3
  Trade accounts receivable, net                                           34,917            40,383
  Inventories                                                              36,157            36,058
  Deferred taxes and other current assets                                   3,965             3,965
  Other                                                                       367               306
                                                                         --------          --------
    Total current assets                                                   75,410            80,715
                                                                         --------          --------

Property, plant and equipment:
  Land and improvements                                                     3,414             3,503
  Buildings                                                                19,855            19,959
  Machinery and equipment                                                 256,076           254,316
  Construction in progress                                                  2,921             3,178
                                                                         --------          --------
                                                                          282,266           280,956
  Accumulated depreciation                                                (97,830)          (93,019)
                                                                         --------          --------

                                                                          184,436           187,937
                                                                         --------          --------
Goodwill                                                                       --            31,863
Intangibles, net                                                            1,197             1,228
Other assets                                                               49,012            38,090
                                                                         --------          --------
                                                                         $310,055          $339,833
                                                                         ========          ========

                                                   LIABILITIES
Current liabilities:
  Current portion of long-term debt                                      $ 14,536          $  9,464
  Accounts payable                                                         35,081            36,942
  Accrued expenses                                                         26,400            25,254
                                                                         --------          --------
    Total current liabilities                                              76,017            71,660

Long-term debt                                                                 --             5,072
Long-term debt - Oregon Steel Mills, Inc.                                 218,961           230,258
Environmental liability                                                    27,689            28,465
Deferred employee benefits                                                  8,251             8,024
                                                                         --------          --------
                                                                          330,918           343,479
                                                                         --------          --------
Redeemable common stock                                                    21,840            21,840
                                                                         --------          --------
Contingencies (Note 3)

                                              STOCKHOLDERS' DEFICIT
Common stock                                                                    1                 1
Additional paid-in capital                                                 16,603            16,603
Accumulated deficit                                                       (57,787)          (40,570)
Accumulated other comprehensive income:
  Minimum pension liability                                                (1,520)           (1,520)
                                                                         --------          --------
                                                                          (42,703)          (25,486)
                                                                         --------          --------
                                                                         $310,055          $339,833
                                                                         ========          ========

                         The accompanying notes are an integral part of the
                          consolidated financial statements.

                                 NEW CF&I, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ----------       -----------

Sales:
    Product sales                                     $ 77,880        $ 70,578
    Freight                                              3,586           4,533
    Electricity sales                                       --           1,552
                                                      --------        --------
                                                        81,466          76,663

Costs and expenses:
    Cost of sales                                       67,689          72,157
    (Gain) on sale of assets                              (911)             --
    Selling, general and administrative
      expenses                                           5,547           5,211
                                                      --------        --------
                                                        72,325          77,368
                                                      --------        --------
        Operating income (loss)                          9,141            (705)
Other income (expense):
    Interest expense, net                               (6,792)         (7,122)
    Minority interests                                    (107)            462
    Other, net                                              62              77
                                                      --------        --------
    Income (loss) before income taxes                    2,304          (7,288)
Provision for income tax benefit (expense)                (451)          2,718
                                                      --------        --------
    Income (loss) before cumulative effect
       of change in accounting principle                 1,853          (4,570)
Cumulative effect of change in accounting
   principle, net of tax, net of minority
   interest                                            (19,070)             --
                                                      --------        --------
    Net loss                                          $(17,217)       $ (4,570)
                                                      ========        ========

               The accompanying notes are an integral part of the consolidated financial statements.



                                      NEW CF&I, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                        (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2002             2001
                                                                         ----------        ----------
Cash flows from operating activities:
    Net loss                                                               $(17,217)        $ (4,570)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
        Cumulative effect of change in accounting principle, net
           of tax, net of minority interest                                  19,070               --
        Depreciation and amortization                                         4,887            4,449
        Deferred income taxes                                                   320           (2,872)
        Minority interests                                                      107             (462)
        (Gain) on sale of assets                                               (911)              --
        Other, net                                                             (753)              --
        Changes in operating assets and liabilities, net                      6,240           (4,433)
                                                                           --------         --------
      Net cash provided (used) by operating activities                       11,743           (7,888)
                                                                           --------         --------

Cash flows from investing activities:
    Additions to property, plant and equipment                               (1,681)          (3,251)
    Proceeds from disposal of property and equipment                          1,236               --
                                                                           --------         --------
      Net cash used by investing activities                                    (445)          (3,251)
                                                                           --------         --------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                                 26,161           44,315
    Payments to Oregon Steel Mills, Inc.                                    (37,458)         (33,176)
                                                                           --------         --------
      Net cash provided (used) by financing activities                      (11,297)          11,139
                                                                           --------         --------

Net change in cash and cash equivalents                                           1               --
Cash and cash equivalents at beginning of period                                  3                5
                                                                           --------         --------

Cash and cash equivalents at end of period                                 $      4         $      5
                                                                           ========         ========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                                             $  6,628         $  6,469
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


                                 NEW CF&I, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         ---------------------

         The consolidated financial statements include the accounts of New CF&I, Inc. and its subsidiaries ("Company"). The Company owns a 95.2% interest in CF&I Steel, L.P. ("CF&I"), which is one of the Company's principal subsidiaries. Oregon Steel Mills, Inc. ("Oregon Steel") holds an 87% ownership interest in the Company. All significant intercompany balances and transactions have been eliminated.

         The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to the Company's 2001 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,"BUSINESS COMBINATIONS", and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATION." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 4 for further information.

         On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for the Company for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

         In May 2002, the FASB issued SFAS 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.       INVENTORIES
         -----------

         Inventories consist of:

                                         MARCH 31,           DECEMBER 31,
                                           2002                  2001
                                         ---------           ------------
                                                (IN THOUSANDS)

        Raw materials                     $ 7,817               $ 9,711
        Semi-finished product              11,554                 9,610
        Finished product                    9,662                 9,752
        Stores and operating supplies       7,124                 6,985
                                          -------               -------
            Total inventory               $36,157               $36,058
                                          =======               =======

3.       CONTINGENCIES
         -------------

ENVIRONMENTAL MATTERS

         All material environmental remediation liabilities for non-capital expenditures, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

         In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2002, the accrued liability was $30.5 million, of which $27.4 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which has been approved by the presiding judge. The settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The settlement provides that the two existing furnaces will be permanently shut down 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I is prepared, however, to voluntarily exceed the NSPS AA requirements at issue by converting to a new single furnace that will meet NSPS AAa standards, which are stricter than NSPS AA standards. Based on negotiations with the EPA, the Company believes it will reach a resolution that will allow for a compliance schedule to accommodate the conversion to the new single furnace. The Company expects that, to resolve the EPA matter, it will be required to commit to the conversion to the new furnace (to be completed approximately two years after permit approval and expect to cost, with all related emission control improvements, approximately $20.0 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of March 31, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air discharge permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory, and if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2002, approximately 696 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2002, approximately 234 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 234 unreinstated strikers as of March 31, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         During the strike by the Union at CF&I, certain bargaining unit employees of the Colorado & Wyoming Railway Company ("C&W"), a wholly-owned subsidiary of New CF&I, refused to report to work for an extended period of time, claiming that concerns for their safety prevented them from crossing the picket line. The bargaining unit employees of C&W were not on strike, and because the other C&W employees reported to work without incident, C&W considered those employees to have quit their employment and, accordingly, C&W declined to allow those individuals to return to work. The various unions representing those individuals filed claims with C&W asserting that C&W had violated certain provisions of the applicable collective bargaining agreement, the Federal Railroad Safety Act ("FRSA"), or the Railway Labor Act. In all of the claims, the unions demand reinstatement of the former employees with their seniority intact, back pay and benefits.

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

         The Transportation-Communications International Union, Brotherhood Railway Carmen Division, representing six of those former C&W employees, asserted that their members were protected under the terms of the collective bargaining agreement and pursued their claim before a separate PLB. A hearing was held in January 2001, and the PLB, with one member dissenting, rendered an award on March 14, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages earned elsewhere. As of March 31, 2002, two of the six former employees have accepted a settlement from C&W. The remaining four do not agree with the award amount from the court. The Company does not believe an adverse determination against C&W would have a material adverse effect on the Company's results of operations.

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

         In addition, as of March 31, 2002, Oregon Steel maintained a $85 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors. The amount available under this facility reduces to $75 million on April 1, 2002.

LIQUIDITY

         The Company experienced a net loss for the quarter ended March 31, 2002. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing and the write-off of impaired goodwill associated with the adoption of FAS 142. The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2002, with the realization of assets and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.

4.       GOODWILL AND INTANGIBLE ASSETS
         ------------------------------

         Effective January 1, 2002, the Company adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, the Company ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, the Company tested goodwill impairment within CF&I, the only reporting unit with goodwill.

         As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at CF&I. This reporting unit was measured for impairment by comparing implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million and a charge of $19.1 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle. Historical earnings and applying an earnings multiple impacted the identification and impairment recognized at the reporting unit. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

         Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of finite intangible asset lives, which consists of proprietary technology at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology. The Company does not have any other acquired intangible assets, whether finite or indefinite-lived assets.

         GOODWILL - ADOPTION OF FAS 142
         ------------------------------

         The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

                                                                  (IN THOUSANDS)

             BALANCE AS OF JANUARY 1, 2002                             $ 31,863

             Goodwill written off related to Adoption of FAS 142        (31,863)
                                                                       --------

             BALANCE AS OF MARCH 31, 2002                              $      -
                                                                       ========


         ACQUIRED INTANGIBLE ASSETS
         --------------------------

                                                       AS OF MARCH 31, 2002
                                                  ------------------------------
                                                  GROSS CARRYING     ACCUMULATED
                                                      AMOUNT        AMORTIZATION
                                                  --------------    ------------
                                                          (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS (1)
        ---------------------------
             Proprietary Technology                  $1,892              $(695)
                                                     ======              =====

        AGGREGATE AMORTIZATION EXPENSE
        ------------------------------
             For the quarter ended 3/31/02             $ 30
                                                       ====


        ESTIMATED AMORTIZATION EXPENSE:
        -------------------------------
        For the year ended 12/31/02                    $120
        For the year ended 12/31/03                    $120
        For the year ended 12/31/04                    $120
        For the year ended 12/31/05                    $120
        For the year ended 12/31/06                    $120

      (1) Weighted average amortization period is 16 years.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------
                                              2002                    2001
                                          ----------               --------


Goodwill amortization                       $      -               $    255
                                            --------               --------


Net Loss                                     (17,217)                (4,570)
Add back:  Goodwill amortization,
   net of tax                                      -                    166
                                            --------               --------
Adjusted net loss                           $(17,217)              $ (4,404)


                                      CF&I STEEL, LP
                                      BALANCE SHEETS
                                      (IN THOUSANDS)


                                                                    MARCH 31,         DECEMBER 31,
                                                                      2002                2001
                                                                    ---------         ------------
                                                                            (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents                                         $      1             $     --
  Trade accounts receivable, net                                      33,335               38,178
  Inventories                                                         35,954               35,824
  Other                                                                   19                   71
                                                                    --------             --------
    Total current assets                                              69,309               74,073
                                                                    --------             --------

Property, plant and equipment:
  Land and improvements                                                3,408                3,498
  Buildings                                                           18,466               18,570
  Machinery and equipment                                            253,345              251,573
  Construction in progress                                             2,922                3,178
                                                                    --------             --------
                                                                     278,141              276,819
  Accumulated depreciation                                           (95,972)             (91,204)
                                                                    --------             --------
                                                                     182,169              185,615
                                                                    --------             --------
Goodwill                                                                  --               31,863
Intangibles, net                                                       1,197                1,228
Other assets                                                          13,478               13,500
                                                                    --------             --------
                                                                    $266,153             $306,279
                                                                    ========             ========

                                         LIABILITIES
Current liabilities:
  Current portion of long-term debt                                 $ 14,536             $  9,464
  Accounts payable                                                    44,777               45,496
  Accrued expenses                                                    28,183               26,120
                                                                    --------             --------
    Total current liabilities                                         87,496               81,080

Long-term debt                                                            --                5,072
Long-term debt - Oregon Steel Mills, Inc.                            218,961              230,258
Long-term debt - New CF&I, Inc.                                       21,756               21,756
Environmental liability                                               27,689               28,465
Deferred employee benefits                                             8,251                8,024
                                                                    --------             --------
                                                                     364,153              374,655
                                                                    --------             --------
Contingencies (Note 3)

                                       PARTNERS' DEFICIT
General partner                                                      (93,296)             (65,094)
Limited partners                                                      (4,704)              (3,282)
                                                                    --------             --------
                                                                     (98,000)             (68,376)
                                                                    --------             --------
                                                                    $266,153             $306,279
                                                                    ========             ========

                     The accompanying notes are an integral part of the financial statements.

                                 CF&I STEEL, LP
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2002           2001
                                                  ---------        --------

Sales:
    Product sales                                  $ 76,007        $ 68,930
    Freight                                           3,586           4,533
    Electricity sales                                    --           1,552
                                                   --------        --------
                                                     79,593          75,015

Costs and expenses:
    Cost of sales                                    66,247          70,699
    (Gain) on sale of assets                           (912)             --
    Selling, general and administrative
      expenses                                        4,972           4,839
                                                   --------        --------
                                                     70,307          75,538
                                                   --------        --------
        Operating income (loss)                       9,286            (523)
Other income (expense):
    Interest expense, net                            (7,108)         (7,623)
    Other, net                                           61              77
                                                   --------        --------
     Income (loss) before cumulative effect
        of change in accounting principle             2,239          (8,069)
Cumulative effect of change in accounting
        principle                                   (31,863)             --
                                                   --------        --------
    Net loss                                       $(29,624)       $ (8,069)
                                                   =========       ========

               The accompanying notes are an integral part of the consolidated financial statements.



                                 CF&I STEEL, LP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                           2002           2001
                                                                        ---------      -----------
Cash flows from operating activities:
    Net loss                                                             $(29,624)     $ (8,069)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
        Cumulative effect of change in accounting principle                31,863            --
        Depreciation and amortization                                       4,826         4,405
        (Gain) on sale of assets                                             (912)           --
        Other, net                                                           (753)           --
        Changes in operating assets and liabilities, net                    6,336        (4,358)
                                                                         --------      --------
      Net cash provided (used) by operating activities                     11,736        (8,022)
                                                                         --------      --------

Cash flows from investing activities:
    Additions to property, plant and equipment                             (1,674)       (3,117)
    Proceeds from disposal of property and equipment                        1,236            --
                                                                         --------      --------
      Net cash used by investing activities                                  (438)       (3,117)
                                                                         --------      --------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                               26,161        44,315
    Payments to Oregon Steel Mills, Inc.                                  (37,458)      (33,176)
                                                                         --------      --------
      Net cash provided (used) by financing activities                    (11,297)       11,139
                                                                         --------      --------

Net change in cash and cash equivalents                                         1            --
Cash and cash equivalents at beginning of period                               --             2
                                                                         --------      --------
Cash and cash equivalents at end of period                               $      1      $      2
                                                                         ========      ========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                                           $  6,628      $  6,469
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


                                CF&I STEEL, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
         ---------------------

         The financial statements include the accounts of CF&I Steel, L.P. ("CF&I"). Oregon Steel Mills, Inc. ("Oregon Steel") owns an 87% interest in New CF&I, Inc. ("Company") which owns a 95.2% interest in CF&I. Oregon Steel also owns directly an additional 4.3% interest in CF&I. In January 1998, CF&I assumed the trade name of Rocky Mountain Steel Mills.

         The unaudited financial statements include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the interim periods. Results for an interim period are not necessarily indicative of results for a full year. Reference should be made to CF&I's 2001 Annual Report on Form 10-K for additional disclosures including a summary of significant accounting policies.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,"BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATION." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. New CF&I, Inc. adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 4 for further information.

         On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supercedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for New CF&I, Inc. for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

         In May 2002, the FASB issued SFAS 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.

2.       INVENTORIES
         -----------

                                               MARCH 31,            DECEMBER 31,
                                                 2002                   2001
                                               --------             ------------
                                                      (IN THOUSANDS)

        Raw materials                          $  7,817               $ 9,711
        Semi-finished product                    11,554                 9,610
        Finished product                          9,662                 9,752
        Stores and operating supplies             6,921                 6,751
                                               --------              --------
            Total inventory                    $ 35,954              $ 35,824
                                               ========              ========

3.       CONTINGENCIES
         -------------

ENVIRONMENTAL MATTERS

         All material environmental remediation liabilities for non-capital expenditures, which are probable and estimable, are recorded in the financial statements based on current technologies and current environmental standards at the time of evaluation. Adjustments are made when additional information is available that suggests different remediation methods or periods may be required and affect the total cost. The best estimate of the probable cost within a range is recorded; however, if there is no best estimate, the low end of the range is recorded and the range is disclosed.

         In connection with the acquisition of the Pueblo Mill, CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At March 31, 2002, the accrued liability was $30.5 million, of which $27.4 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the first quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which has been approved by the presiding judge. The settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The settlement provides that the two existing furnaces will be permanently shut down 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

         In May 2000, the EPA issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I is prepared, however, to voluntarily exceed the NSPS AA requirements at issue by converting to a new single furnace that will meet NSPS AAa standards, which are stricter than NSPS AA standards. Based on negotiations with the EPA, the Company believes it will reach a resolution that will allow for a compliance schedule to accommodate the conversion to the new single furnace. The Company expects that, to resolve the EPA matter, it will be required to commit to the conversion to the new furnace (to be completed approximately two years after permit approval and expect to cost, with all related emission control improvements, approximately $20.0 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $3.0 million as of March 31, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air discharge permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of March 31, 2002, approximately 696 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At March 31, 2002, approximately 234 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 234 unreinstated strikers as ofMarch 31, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         In addition, as of March 31, 2002, Oregon Steel maintained a $85 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and is guaranteed by the Guarantors. The amount available under this facility reduces to $75 million on April 1, 2002.

LIQUIDITY

         CF&I experienced a net loss for the quarter ended March 31, 2002. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing and the write-off of impaired goodwill associated with the adoption of FAS 142. CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2002, with the realization of assets and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

4.       GOODWILL AND INTANGIBLE ASSETS

         Effective January 1, 2002, CF&I adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, the Company ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, the Company tested goodwill impairment within CF&I, the only reporting unit.

         As required under the transitional accounting provisions of SFAS No. 142, CF&I completed the steps required to identify and measure goodwill impairment at CF&I. This reporting unit was measured for impairment by comparing implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off in the amount of $31.9 million and was recognized as a cumulative effect of a change in accounting principle. Historical earnings and applying an earnings multiple impacted the identification and impairment recognized at the reporting units. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

         Additionally, pursuant to SFAS No. 142, CF&I completed its reassessment of finite intangible asset lives, which consists of proprietary technology at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology. CF&I does not have any other acquired intangible assets, whether finite or indefinite lived assets.


         GOODWILL - ADOPTION OF FAS 142
         ------------------------------

         The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

                                                                  (IN THOUSANDS)

             BALANCE AS OF JANUARY 1, 2002                           $ 31,863

             Goodwill written off related to Adoption of FAS 142      (31,863)
                                                                      -------

             BALANCE AS OF MARCH 31, 2002                            $      -
                                                                     ========


         ACQUIRED INTANGIBLE ASSETS
         --------------------------

                                                        AS OF MARCH 31, 2002
                                                  ------------------------------
                                                  GROSS CARRYING     ACCUMULATED
                                                     AMOUNT         AMORTIZATION
                                                  --------------    ------------
                                                         (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS (1)
        ---------------------------
             Proprietary Technology                  $1,892             $(695)
                                                     ======             =====

        AGGREGATE AMORTIZATION EXPENSE
        ------------------------------
             For the quarter ended 3/31/02             $ 30
                                                       ====


        ESTIMATED AMORTIZATION EXPENSE:
        -------------------------------
        For the year ended 12/31/02                    $120
        For the year ended 12/31/03                    $120
        For the year ended 12/31/04                    $120
        For the year ended 12/31/05                    $120
        For the year ended 12/31/06                    $120

       (1) Weighted average amortization period is 16 years.

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                               2002                       2001
                                            ---------                  ---------

Goodwill amortization                        $      -                  $    255
                                             --------                  --------

Net Loss                                      (29,624)                   (8,069)
Add back:  Goodwill amortization                    -                       255
                                             --------                  --------
Adjusted net loss                            $(29,624)                 $ (7,814)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

           The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by the Company; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union dispute, and failure of the Company to predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

         The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2% owned subsidiary, and the Colorado & Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the steel mill in Pueblo, Colorado ("Pueblo Mill"). For the three months ended March 31, 2002 and 2001, sales of CF&I were 97.7% and 97.9%, respectively, of the consolidated sales of the Company. For the three months ended March 31, 2002 and 2001, cost of sales of CF&I were 97.9% and 98.0%, respectively, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

         The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                    2002                 2001
                                                 --------             --------
Tonnage sold:
    Rail                                           98,700               55,100
    Rod and Bar                                   110,900              106,100
    Seamless Pipe (1)                               2,300               29,200
    Semi-finished                                     100                2,700
                                                 --------             --------
      Total                                       212,000              193,100
                                                 ========             ========

Product sales (in thousands): (2)                $ 77,880             $ 70,578
Average selling price per ton: (2)               $    367             $    366

(1) The Company suspended operation of the seamless pipe mill in November of 2001; operations of the mill resumed in April 2002.

(2) Product sales and average selling price per ton exclude freight revenues in the three months ended March 31, 2002 and 2001, and the sale of electricity in the three months ended March 31, 2001.

 ----------------

         SALES. The Company's consolidated sales for the first quarter of 2002 of $81.5 million increased $4.8 million, or 6.3% from sales of $76.7 million in the first quarter of 2001. The Company shipped 212,000 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $367 per ton for the first quarter of 2002, compared to 193,100 tons of product at an average selling price of $366 per ton for the first quarter of 2001. The increase in shipments is a result of an increase in rail and rod and bar product shipments, partially offset by a decrease in seamless pipe and semi-finished shipments. The relative consistent average selling price is a result of the shift in product mix from seamless pipe to the Company's rail and rod and bar products. Seamless pipe products have the highest average selling prices of the Company's products; however, increased average selling prices for rail and rod and bar products, as compared to the same quarter in 2001, offset any decrease in average selling price due to reduced seamless pipe sales. Freight revenue decreased in response to product mix and customer preference on shipping. There were no sales of electricity in the first quarter of 2002, compared to $1.6 million in the first quarter of 2001.

         GROSS PROFITS. The Company's gross profit for the first quarter of 2002 was $13.8 million or 16.9% compared to $4.5 million or 5.9% for the corresponding 2001 period. The $9.3 million increase was primarily attributed to increased profitability in rail products, which was the result of lower semi-finished steel ("billets") costs and an increase in average product selling price, offset in part by a decrease in electricity sales.

         SELLING, GENERAL & ADMINISTRATIVE. The Company's selling, general and administrative expenses ("SG&A") for the first quarter of 2002 increased by $336,000 from the corresponding 2001 period. The increase from the first quarter of 2001 was primarily due to accruals for incentive pay programs associated with higher profitability in the first quarter of 2002, versus the first quarter of 2001. SG&A expenses remained at 6.8% of a percentage of sales in the first quarter of 2002 compared to the corresponding 2001 period.

         INTEREST EXPENSE. The Company's total interest cost was $6.8 million for the first quarter of 2002 compared to $7.1 million for the corresponding period of 2001, due to a decrease in the average borrowing outstanding for the 2002 period.

         INCOME TAX EXPENSE. The Company's effective income tax rates were 19.5% and 37.3% for the three month period ended March 31, 2002 and 2001, respectively. The effective tax rate for the first quarters of 2002 and 2001 varied from the combined state and federal statutory rates due to adjustments to state net operating loss carryforwards, an increase in the valuation allowance for state tax credit carryforwards, and non-deductible fines and penalties.

Liquidity and Capital Resources
-------------------------------

         Cash flow provided by operations for the first quarter of 2002 was $11.7 million compared to $7.9 million used by operations in the first quarter of 2001. The items primarily affecting the $19.6 million increase in cash flows include a decrease in net receivables of $5.5 million in the first quarter of 2002 versus an increase in net receivables of $.7 million for the first quarter of 2001, a decrease in inventories in the first quarter of 2001 of $4.2 million versus no change in the first quarter of 2002, and positive income before the cumulative effect of change in accounting principle of $1.9 million in the first quarter of 2002 versus a net loss of $4.6 million in the first quarter of 2001. A non-cash transaction during the first quarter of 2002 relating to the write-off of $31.9 million worth of goodwill resulted in a cumulative effect of change in accounting principle of $19.1 million (net of $11.3 million tax and $1.5 million of minority interest).

         During the first quarter of 2002, the Company expended approximately $1.7 million, excluding capitalized interest, on capital projects.

         Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of March 31, 2002, $219 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11%. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

         The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2002, with the realization of assets and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs, and if available, that such financing would be on terms as favorable to the Company as that provided by Oregon Steel. The failure of either the Company or Oregon Steel to maintain their current financing arrangements would likely have a material adverse impact on the Company and CF&I.

         Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5%. As of March 31, 2002, the outstanding balance on the debt was $14.5 million, of which the entire amount was classified as short-term.

         Oregon Steel has $228.3 million principal amount of 11% First Mortgage Notes ("Notes") due 2003, payable to outside parties. The Company and CF&I (collectively, "Guarantors") have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees are secured by a lien on substantially all of the Guarantors' property, plant and equipment and certain other assets, excluding accounts receivable and inventory. The Notes will need to be refinanced by their maturity date. Oregon Steel is in discussions with financial advisors to refinance the Notes in a private placement of notes exempt from registration under the Securities Act of 1933 pursuant to Rule 144A, thereunder, possibly during the second or third quarter of 2002. The Company and CF&I are expected to remain as Guarantors on the new note offering.

         In addition, Oregon Steel maintains a $85 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and also guaranteed by the Guarantors. The revolving credit facility decreases to $75 million on April 1, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       See Note 3, "Contingencies" to the financial statements for discussion of
(a) the lawsuit initiated by the Union alleging violations of the CAA and (b) the negotiations with CDPHE and EPA regarding environmental issues at CF&I.

       See Note 3, "Contingencies" to the financial statements for the status of the labor dispute at CF&I.

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

Item 6.       Exhibits and Reports on Form 8-K
              (a)  Exhibits
                       None

              (b)  Reports on Form 8-K

No reports on Form 8-K were required to be filed by the Registrant during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      NEW CF&I, INC.

Date:  May 14, 2002                                   /s/  Jeff S. Stewart
                                             -----------------------------------
                                             Jeff S. Stewart
                                             Corporate Controller

                                                      CF&I STEEL, L.P.
                                             BY:  NEW CF&I, INC.
                                             GENERAL PARTNER

Date:  May 14, 2002                                   /s/  Jeff S. Stewart
                                             -----------------------------------
                                             Jeff S. Stewart
                                             Corporate Controller
                                             New CF&I, Inc.