Form 10-Q
period 2002-06-30
NEW CF&I INC
filed 2002-08-14
CIK 1008915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2002
                              -------------------------------------------------
                                       OR
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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
                                                     Yes    X       No
                                                           ---         ----

                                 NEW CF&I, INC.
                                CF&I STEEL, L.P.
                                      INDEX
                                                                           Page
                                                                           ----
PART I.   FINANCIAL  INFORMATION

          Item 1.  FINANCIAL STATEMENTS - NEW CF&I, INC.
                                          --------------

                   Consolidated Balance Sheets
                      June 30, 2002 (unaudited) and December 31, 2001 .........2

                   Consolidated Statements of Income (unaudited)
                      Three months and six months ended
                      June 30, 2002 and 2001 ..................................3

                   Consolidated Statements of Cash Flows (unaudited)
                      Six months ended June 30, 2002 and 2001 .................4

                   Notes to Consolidated Financial Statements (unaudited)...5-11

                   FINANCIAL STATEMENTS - CF&I STEEL, L.P.
                                          ----------------

                   Balance Sheets
                      June 30, 2002 (unaudited) and December 31, 2001 ........12

                   Statements of Income (unaudited)
                      Three months and six months ended
                      June 30, 2002 and 2001 .................................13

                   Statements of Cash Flows (unaudited)
                      Six months ended June 30, 2002 and 2001.................14

                   Notes to Financial Statements (unaudited)...............15-20

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations  ................21-23

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk................................................23

PART II.  OTHER INFORMATION

          Item 1.        Legal Proceedings....................................24

          Item 6.        Exhibits and Reports on Form 8-K.....................24



                                       NEW CF&I, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                       (In thousands)

                                                                            JUNE 30,                DECEMBER 31,
                                                                              2002                      2001
                                                                          -----------               ------------
                                                       ASSETS             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                             $       4                $       3
     Trade accounts receivable, net                                           32,773                   40,383
     Inventories                                                              30,681                   36,058
     Deferred taxes and other current assets                                   3,965                    3,965
     Other                                                                       517                      306
                                                                           ---------                ---------
          Total current assets                                                67,940                   80,715
                                                                           ---------                ---------

Property, plant and equipment:
     Land and improvements                                                     3,414                    3,503
     Buildings                                                                19,855                   19,959
     Machinery and equipment                                                 257,624                  254,316
     Construction in progress                                                  3,669                    3,178
                                                                           ---------                ---------
                                                                             284,562                  280,956
     Accumulated depreciation                                               (102,430)                 (93,019)
                                                                           ---------                ---------
                                                                             182,132                  187,937
                                                                           ---------                ---------
Goodwill                                                                          --                   31,863
Intangibles, net                                                               1,166                    1,227
Other assets                                                                  47,083                   38,091
                                                                           ---------                ---------
                                                                           $ 298,321                $ 339,833
                                                                           =========                =========

                                                     LIABILITIES
Current liabilities:
     Current portion of long-term debt                                     $   9,914                $   9,464
     Accounts payable                                                         36,041                   35,606
     Accrued expenses                                                         24,928                   26,590
                                                                           ---------                ---------
          Total current liabilities                                           70,883                   71,660

Long-term debt                                                                    --                    5,072
Long-term debt - Oregon Steel Mills, Inc.                                    210,506                  230,258
Environmental liability                                                       28,486                   28,465
Deferred employee benefits                                                     8,494                    8,024
                                                                           ---------                ---------
                                                                             318,369                  343,479
                                                                           ---------                ---------
Redeemable common stock                                                       21,840                   21,840
                                                                           ---------                ---------
Contingencies (Note 3)

                                                  STOCKHOLDERS' DEFICIT
Common stock                                                                       1                        1
Additional paid-in capital                                                    16,603                   16,603
Accumulated deficit                                                          (56,972)                 (40,570)
Accumulated other comprehensive income:
     Minimum pension liability                                                (1,520)                  (1,520)
                                                                           ---------                ---------
                                                                             (41,888)                 (25,486)
                                                                           ---------                ---------
                                                                           $ 298,321                $ 339,833
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



                                                        NEW CF&I, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                       (In thousands)
                                                         (Unaudited)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                              JUNE 30,
                                                               ----------------------------          ----------------------------
                                                                  2002               2001               2002               2001
                                                               ---------          ---------          ---------          ---------
Sales:
     Product sales                                             $  82,947          $  77,377          $ 160,827          $ 147,955
     Freight                                                       3,591              4,305              7,178              8,838
     Electricity sales                                                 -                598                  -              2,150
                                                               ---------          ---------          ---------          ---------
                                                                  86,538             82,280            168,005            158,943
Costs and expenses:
     Cost of sales                                                72,067             73,668            139,757            145,825
     (Gain) loss on sale of assets                                  (111)                 2             (1,022)                 2
     Selling, general and administrative
          expenses                                                 5,850              6,172             11,397             11,383
                                                               ---------          ---------          ---------          ---------
                                                                  77,806             79,842            150,132            157,210
                                                               ---------          ---------          ---------          ---------
          Operating income                                         8,732              2,438             17,873              1,733
Other income (expense):
     Interest expense, net                                        (6,514)            (7,141)           (13,339)           (14,263)
     Minority interests                                             (129)               252               (236)               714
     Other, net                                                      660                 53                754                130
                                                               ---------          ---------          ---------          ---------
     Income (loss) before income taxes                             2,749             (4,398)             5,052            (11,686)
Provision for income tax benefit (expense)                        (1,934)             1,520             (2,385)             4,238
                                                               ---------          ---------          ---------          ---------
     Income (loss) before cumulative effect of
          change in accounting principle, net of
          tax, net of minority interest                              815             (2,878)             2,667             (7,448)
Cumulative effect of change in accounting
          principle, net of tax, net of minority interest             --                  -            (19,069)                 -
                                                               ---------          ---------          ---------          ---------
     Net income (loss)                                         $     815          $  (2,878)         $ (16,402)         $  (7,448)
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




                                           NEW CF&I, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------------
                                                                                             2002                  2001
                                                                                          ---------              --------
Cash flows from operating activities:
    Net loss                                                                               $(16,402)             $ (7,448)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Cumulative effect of change in accounting principle, net of
         tax, net of minority interest                                                       19,070                    --
         Depreciation and amortization                                                        9,513                 8,548
         Deferred income taxes                                                                2,148                (4,248)
         Minority interests                                                                     236                  (714)
         Loss (gain) on sale of assets and investments                                       (1,023)                    2
         Changes in operating assets and liabilities, net:
           Trade accounts receivable                                                          7,610                (6,169)
           Inventories                                                                        5,377                 8,995
           Operating liabilities                                                              1,528                (1,625)
           Other, net                                                                        (1,170)                  (33)
                                                                                           --------              --------
      Net cash provided by (used in) operating activities                                    26,887                (2,692)
                                                                                           --------              --------

Cash flows from investing activities:
    Additions to property, plant and equipment
                                                                                             (3,813)               (3,931)
    Proceeds from sales of property, plant and equipment                                      1,023                    --
    Other, net                                                                                  278                    79
                                                                                           --------              --------
      Net cash used in investing activities                                                  (2,512)               (3,852)
                                                                                           --------              --------

Cash flows from financing activities:
    Borrowings from Oregon Steel Mills, Inc.                                                 58,034                75,931
    Payments to Oregon Steel Mills, Inc.                                                    (77,786)              (65,175)
    Payment of long-term debt                                                                (4,622)               (4,212)
                                                                                           --------              --------
      Net cash provided by (used in) financing activities                                   (24,374)                6,544
                                                                                           --------              --------

Net increase in cash and cash equivalents                                                         1                    --
Cash and cash equivalents at beginning of period                                                  3                     5
                                                                                           --------              --------
Cash and cash equivalents at end of period                                                 $      4              $      5
                                                                                           ========              ========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                                                            $ 13,806              $ 12,095
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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,"BUSINESS COMBINATIONS", and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATIONS." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 4 for further information.

         On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for the Company for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on the Company's financial statements.

         In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         In July of 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR OBLIGATIONS ASSOCIATED WITH DISPOSAL ACTIVITIES." SFAS No. 146 addresses the differences in accounting for long-lived assets and operations (segments) to be disposed of under SFAS No. 121 and APB No. 30 and accounting for costs associated with those and other disposal activities, including restructuring activities, under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 is effective for disposal activities after December 31, 2002, with early application encouraged. The Company does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.




2.    INVENTORIES
      -----------

      Inventories consist of:

                                                  JUNE 30,        DECEMBER 31,
                                                    2002             2001
                                                 ---------        ------------
                                                       (In thousands)

     Raw materials                               $  5,163             $  9,711
     Semi-finished product                          5,884                9,610
     Finished product                               8,334                9,752
     Stores and operating supplies                 11,300                6,985
                                                 --------             --------
          Total inventory                        $ 30,681             $ 36,058
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

         In connection with the acquisition of the steel mill in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. The Company believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. The Company's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, the Company must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 2002, the accrued liability was $30.5 million, of which $26.6 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which has been approved by the presiding judge. The settlement provides for the Company to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. The Company will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The settlement provides that the two existing furnaces will be permanently shut down approximately 18 months after the issuance of a

Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

         In May 2000, the Environmental Protection Agency ("EPA") issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. The Company has negotiated a settlement in principal of this matter with the EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I will commit to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file two proposed Consent Decrees, and if approved by the courts, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not finalized, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, the Company has accrued $2.6 million as of June 30, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification gives the Company adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000 the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company had violated the CAA at the Pueblo Mill for a period extending over five years. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision. The Company intends to defend this matter vigorously. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2002, approximately 708 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2002, approximately 222 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 222 unreinstated strikers as of June 30, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

         The United Transportation Union, representing thirty of those former employees, asserted that their members were protected under the FRSA and pursued their claim before the Public Law Board ("PLB"). A hearing was held in November 1999, and the PLB, with one member dissenting, rendered an award on January 8, 2001 against C&W, ordering the reinstatement of those claimants who intend to return to work for C&W, at their prior seniority, with back pay and benefits, net of interim wages and benefits received elsewhere. On February 6, 2001, C&W filed a petition for review of that award in the District Court for the District of Colorado. The District Court has issued an order upholding the PLB award and is now considering possible back pay and benefits. On May 23, 2002 C&W filed an appeal of the District Court's order in the United States Court of Appeals. Given the inability to determine the number of former employees who intend to return to work at C&W and the extent to which the adverse and mitigating factors discussed above will impact the liability for back pay and benefits, it is not presently possible to estimate the liability if there is ultimately an adverse determination against C&W.

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

GUARANTEES

         As of June 30, 2002, Oregon Steel had payable to outside parties $228.3 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and CF&I (collectively "Guarantors") guaranteed the obligations of Oregon Steel under the Notes, and those guarantees were secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

         In addition, as of June 30, 2002, Oregon Steel maintained a $75 million revolving credit facility that was collateralized, in part, by the Guarantors' accounts receivable and inventory, and was guaranteed by the Guarantors.

         On July 15, 2002 Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("New Notes") in a private offering at a discount of 98.772% and with an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The Company and CF&I remain Guarantors on the New Notes. The existing credit agreement was replaced with a new $75 million credit facility that will expire on June 30, 2005. Oregon Steel, the Company, CF&I, and Colorado and Wyoming Railway Company, are each borrowers under the new $75 million credit facility. As of July 31, 2002, $6.7 million was restricted under outstanding letters of credit.


LIQUIDITY

         The Company experienced a net loss for the six months ended June 30, 2002. Contributing to the adverse results was the interest paid by the Company to Oregon Steel for its financing and the write-off of impaired goodwill associated with the adoption of SFAS No. 142. The Company has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. The Company expects that operations will continue for the remainder of 2002, with the realization of assets and discharge of liabilities in the ordinary course of business. The Company believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to the Company and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that the Company would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to the Company.

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

         As required under the transitional accounting provisions of SFAS No. 142, the Company completed the steps required to identify and measure goodwill impairment at CF&I. This reporting unit was measured for impairment by comparing implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off during the first quarter of 2002 in the amount of $31.9 million and a charge of $19.1 million (after tax and minority interest) was recognized as a cumulative effect of a change in accounting principle. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized at the reporting unit. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, the Company had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

         Additionally, pursuant to SFAS No. 142, the Company completed its reassessment of finite intangible asset lives, which consists of proprietary technology at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology. The Company does not have any other acquired intangible assets, whether finite or indefinite-lived assets.

         Listed below are schedules describing the goodwill and intangibles of the Company. Also included is a pro-forma report of what adjusted earnings would have been if amortization had not taken place for the three and six months ended June 30, 2002 and for the years ended December 31, 2001, 2000, and 1999.


         GOODWILL - ADOPTION OF SFAS NO. 142
         -----------------------------------

         The changes in the carrying amount of goodwill for the quarter ended June 30, 2002 are as follows:

                                                             (IN THOUSANDS)

Balance as of January 1, 2002                                  $  31,863

Goodwill written off related to adoption of SFAS No. 142         (31,863)
                                                               ---------
Balance as of June 30, 2002                                    $      --
                                                               =========



         ACQUIRED INTANGIBLE ASSETS
         --------------------------


                                                                   AS OF JUNE 30, 2002
                                                            -----------------------------------
                                                            GROSS CARRYING         ACCUMULATED
                                                                AMOUNT             AMORTIZATION
                                                            --------------         ------------
                                                                       (IN THOUSANDS)

        AMORTIZED INTANGIBLE ASSETS: (FN1)
        ----------------------------
             Proprietary Technology                           $ 1,892                 $ (726)
                                                              -------                 ------

        AGGREGATE AMORTIZATION EXPENSE:
        -------------------------------
             For the year ended 12/31/99                         $122
             For the year ended 12/31/00                         $122
             For the year ended 12/31/01                         $122
             For the three months ended 6/30/02                   $31
             For the six months ended 6/30/02                     $61

        ESTIMATED AMORTIZATION EXPENSE:
        -------------------------------
            For the year ended 12/31/02                          $122
            For the year ended 12/31/03                          $122
            For the year ended 12/31/04                          $122
            For the year ended 12/31/05                          $122
            For the year ended 12/31/06                          $122


         (FN1) Weighted average amortization period is 16 years.




                                                           FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------------   ---------------------------------
                                                                   2002               2001                2002               2001
                                                                ---------          --------            --------            -------


Goodwill amortization                                           $     --           $   (255)           $     --            $   (510)
                                                                --------           --------            --------            --------

Net income (loss)                                                    815             (2,878)            (16,402)             (7,448)
Add back:  Goodwill amortization,
   net of tax, net of minority interest                                -                158                   -                 316
                                                                --------           --------            --------            --------
Adjusted net income (loss)                                      $    815           $ (2,720)           $(16,402)           $ (7,132)
                                                                ========           ========            ========            ========



                                                                                                    FOR THE YEARS ENDED
                                                                                   ------------------------------------------------
                                                                                        1999               2000               2001
                                                                                   -----------           --------         ---------


         Goodwill amortization                                                        $(1,020)           $(1,020)         $ (1,020)
                                                                                      -------            -------          --------

         Net income (loss)                                                            (13,252)            (3,131)          (14,963)
         Add back:  Goodwill amortization,
            net of tax, net of minority interest                                          597                603               603
                                                                                     --------            -------          --------
         Adjusted net income (loss)                                                  $(12,655)           $(2,528)         $(14,360)
                                                                                     ========            =======          ========



                                              CF&I STEEL, L.P.
                                               BALANCE SHEETS
                                               (In thousands)


                                                                              JUNE 30,              DECEMBER 31,
                                                                                2002                    2001
                                                                             -----------            ------------
                                                                             (UNAUDITED)

                                                     ASSETS
     Current assets:
          Cash and cash equivalents                                         $        1              $       -
          Trade accounts receivable, net                                        31,400                 38,178
          Inventories                                                           30,424                 35,824
          Other                                                                    198                     71
                                                                            ----------              ---------
               Total current assets                                             62,023                 74,073
                                                                            ----------              ---------

     Property, plant and equipment:
          Land and improvements                                                  3,408                  3,498
          Buildings                                                             18,466                 18,570
          Machinery and equipment                                              254,855                251,573
          Construction in progress                                               3,669                  3,178
                                                                            ----------              ---------
                                                                               280,398                276,819
          Accumulated depreciation                                            (100,512)               (91,204)
                                                                            ----------              ---------
                                                                               179,886                185,615
                                                                            ----------              ---------
     Goodwill                                                                        -                 31,863
     Intangibles, net                                                            1,166                  1,227
     Other assets                                                               13,377                 13,501
                                                                            ----------              ---------
                                                                            $  256,452              $ 306,279
                                                                            ==========              =========


                                                    LIABILITIES
     Current liabilities:
          Current portion of long-term debt                                 $    9,914              $   9,464
          Accounts payable                                                      36,785                 39,091
          Accrued expenses                                                      35,825                 32,525
                                                                            ----------              ---------
               Total current liabilities                                        82,524                 81,080

     Long-term debt                                                                  -                  5,072
     Long-term debt - Oregon Steel Mills, Inc.                                 210,506                230,258
     Long-term debt - New CF&I, Inc.                                            21,756                 21,756
     Environmental liability                                                    28,486                 28,465
     Deferred employee benefits                                                  8,494                  8,024
                                                                            ----------              ---------
                                                                               351,766                374,655
                                                                            ----------              ---------
     Contingencies (Note 3)

                                                 PARTNERS' DEFICIT
     General partner                                                           (90,468)               (65,094)
     Limited partners                                                           (4,846)                (3,282)
                                                                            ----------              ---------
                                                                               (95,314)               (68,376)
                                                                            ----------              ---------
                                                                            $  256,452              $ 306,279
                                                                            ==========              =========


                         The accompanying notes are an integral part of the financial statements.




                                                     CF&I STEEL, L.P.
                                                   STATEMENTS OF INCOME
                                                      (In thousands)
                                                        (Unaudited)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                  -------------------------         --------------------------
                                                     2002             2001             2002            2001
                                                  ---------        ---------        ---------        ---------
Sales:
     Product sales                                $  81,115        $  75,915        $ 157,121        $ 144,845
     Freight                                          3,591            4,305            7,178            8,838
     Electricity sales                                    -              598                -            2,150
                                                  ---------        ---------        ---------        ---------
                                                     84,706           80,818          164,299          155,833
Costs and expenses:
     Cost of sales                                   70,834           72,525          137,082          143,224
     Gain on sale of assets                            (111)              --           (1,023)              --
     Selling, general and administrative
          expenses                                    5,122            5,441           10,094           10,280
                                                  ---------        ---------        ---------        ---------
                                                     75,845           77,966          146,153          153,504
                                                  ---------        ---------        ---------        ---------
          Operating income                            8,861            2,852           18,146            2,329

Other income (expense):
     Interest expense, net                           (6,835)          (7,574)         (13,975)         (15,197)
     Other, net                                         660               53              754              130
                                                  ---------        ---------        ---------        ---------

     Income (loss) before cumulative effect
          of change in accounting principle           2,686           (4,669)           4,925          (12,738)
Cumulative effect of change in accounting
          principle                                      --               --          (31,863)              --
                                                  ---------        ---------        ---------        ---------
          Net income (loss)                       $   2,686        $  (4,669)       $ (26,938)       $ (12,738)
                                                  =========        =========        =========        =========









                         The accompanying notes are an integral part of the financial statements.





                                     CF&I STEEL, L.P.
                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                             2002            2001
                                                                          ---------       ---------
Cash flows from operating activities:
    Net loss                                                              $(26,938)       $(12,738)
    Adjustments to reconcile net loss to net cash provided by (used
        in) operating activities:
          Cumulative effect of change in accounting principle               31,863              --
          Depreciation and amortization                                      9,410           8,460
          Gain on sale of assets and investments                            (1,023)             --
          Changes in operating assets and liabilities, net:
            Trade accounts receivable                                        6,778          (6,217)
            Inventories                                                      5,400           8,993
            Operating liabilities                                            1,465          (1,242)
            Other, net                                                         (94)            (87)
                                                                          --------        --------
      Net cash provided by (used in) operating activities                   26,861          (2,831)

Cash flows from investing activities:
    Additions to property, plant and equipment                              (3,787)         (3,792)
    Proceeds from sale of property, plant and equipment                      1,023              --
    Other, net                                                                 278              79
                                                                          --------        --------
      Net cash used in investing activities                                 (2,486)         (3,713)
                                                                          --------        --------

Cash flows from financing activities:
    Borrowings from related parties                                         58,034          75,931
    Payments to related parties                                            (77,786)        (65,175)
    Payment of long-term debt                                               (4,622)         (4,212)
                                                                          --------        --------
      Net cash provided by (used in) financing activities                  (24,374)          6,544
                                                                          --------        --------

Net increase in cash and cash equivalents                                        1              --
Cash and cash equivalents at beginning of period                                --               2
                                                                          --------        --------
Cash and cash equivalents at end of period                                $      1        $      2
                                                                          ========        ========

Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest                                                          $ 13,806        $ 12,095
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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,"BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "BUSINESS COMBINATIONS." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, CF&I reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. CF&I adopted the provisions of SFAS No. 141 and 142 during its first quarter ended March 31, 2002. See Note 4 for further information.

         On October 3, 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS No. 144 supersedes SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "REPORTING RESULTS OF OPERATIONS AND REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for CF&I for the year beginning January 1, 2002. The adoption of this standard did not have a material effect on CF&I's financial statements.

         In May 2002, the FASB issued SFAS No. 145, "RECISSION OF FAS NOS. 4, 44, AND 64, AMENDMENT OF FAS 13, AND TECHNICAL CORRECTIONS." Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS" are met. SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. CF&I does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         In July of 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS AND FOR OBLIGATIONS ASSOCIATED WITH DISPOSAL ACTIVITIES." SFAS No. 146 addresses the differences in accounting for long-lived assets and operations (segments) to be disposed of under SFAS No. 121 and APB No. 30 and accounting for costs associated with those and other disposal activities, including restructuring activities, under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 is effective for disposal activities after December 31, 2002, with early application encouraged. CF&I does not believe that the adoption of this statement will have a material impact on its consolidated financial statements.

         Certain reclassifications have been made in prior periods to conform to the current year presentation. Such reclassifications do not affect results of operations as previously reported.




2.       INVENTORIES
         -----------

      Inventories consist of:
                                                     JUNE 30,       DECEMBER 31,
                                                       2002            2001
                                                    ---------       ------------
                                                         (IN THOUSANDS)

      Raw materials                                 $  5,163          $  9,711
      Semi-finished product                            5,884             9,610
      Finished product                                 8,334             9,752
      Stores and operating supplies                   11,043             6,751
                                                    --------          --------
            Total inventory                         $ 30,424          $ 35,824
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

         In connection with the acquisition of the steel mill in Pueblo, Colorado ("Pueblo Mill"), CF&I accrued a liability of $36.7 million for environmental remediation related to the prior owner's operations. CF&I believed this amount was the best estimate of costs from a range of $23.1 million to $43.6 million. CF&I's estimate of this liability was based on two remediation investigations conducted by environmental engineering consultants, and included costs for the Resource Conservation and Recovery Act facility investigation, a corrective measures study, remedial action, and operation and maintenance associated with the proposed remedial actions. In October 1995, CF&I and the Colorado Department of Public Health and Environment ("CDPHE") finalized a postclosure permit for hazardous waste units at the Pueblo Mill. As part of the postclosure permit requirements, CF&I must conduct a corrective action program for the 82 solid waste management units at the facility and continue to address projects on a prioritized corrective action schedule which substantially reflects a straight-line rate of expenditure over 30 years. The State of Colorado mandated that the schedule for corrective action could be accelerated if new data indicated a greater threat existed to the environment than was presently believed to exist. At June 30, 2002, the accrued liability was $30.5 million, of which $26.6 million was classified as non-current on the consolidated balance sheet.

         The CDPHE inspected the Pueblo Mill in 1999 for possible environmental violations, and in the fourth quarter of 1999 issued a Compliance Advisory indicating that air quality regulations had been violated, which was followed by the filing of a judicial enforcement action ("Action") in the second quarter of 2000. In March 2002, CF&I and CDPHE reached a settlement of the Action, which has been approved by the presiding judge. The settlement provides for CF&I to pay $300,000 in penalties, fund $1.5 million of community projects, and to pay approximately $400,000 for consulting services. CF&I will also be required to make certain capital improvements expected to cost approximately $20 million, including converting to the new single New Source Performance Standards Subpart AAa ("NSPS AAa") compliant furnace discussed below. The settlement provides that the two existing furnaces will be permanently shut down approximately 18 months after the issuance of a Prevention of Significant Deterioration ("PSD") air permit. It is expected the PSD air permit will be issued on or before September 30, 2002.

         In May 2000, the Environmental Protection Agency ("EPA") issued a final determination that one of the two electric arc furnaces at the Pueblo Mill was subject to federal NSPS AA. This determination was contrary to an earlier "grandfather" determination first made in 1996 by CDPHE. CF&I appealed the EPA determination in the federal Tenth Circuit Court of Appeals, and that appeal is pending. CF&I has negotiated a settlement in principal of this matter with EPA. Under that agreement and overlapping with the commitments made to the CDPHE described below, CF&I will commit to the conversion to the new NSPS AAa compliant furnace (to be completed approximately two years after permit approval and expected to cost, with all related emission control improvements, approximately $20 million), and to pay approximately $450,000 in penalties and fund certain supplemental environmental projects valued at approximately $1.1 million, including the installation of certain pollution control equipment at the Pueblo Mill. The above mentioned expenditures for supplemental environmental projects will be both capital and non-capital expenditures. Once the settlement agreement is finalized, the EPA will file two proposed Consent Decrees, and if approved by the courts, will fully resolve all NSPS and PSD issues. At that time CF&I will dismiss its appeal against the EPA. If the proposed settlement with the EPA is not finalized, which appears unlikely, it would not be possible to estimate the liability if there were ultimately an adverse determination of this matter.

         In response to the CDPHE settlement and the resolution of the EPA action, CF&I has accrued $2.6 million as of June 30, 2002 for possible fines and non-capital related expenditures.

         In December 2001, the State of Colorado issued a Title V air emission permit to CF&I under the CAA requiring that the furnace subject to the EPA action operate in compliance with NSPS AA standards. This permit was modified in April 2002 to incorporate the longer compliance schedule that is part of the settlement with the CDPHE and is part of the negotiations with the EPA. This modification gives CF&I adequate time to convert to a single NSPS AAa compliant furnace. Any decrease in steelmaking production during the furnace conversion period when both furnaces are expected to be shut down will be offset by increasing production prior to the conversion period by building up semi-finished steel inventory and, if necessary, purchasing semi-finished steel ("billets") for conversion into rod products at spot market prices at costs comparable to internally generated billets. Pricing and availability of billets is subject to significant volatility. However, the Company believes that near term supplies of billets will continue to be available in sufficient quantities at favorable prices.

         In a related matter, in April 2000 the Union filed suit in U.S. District Court in Denver, Colorado, asserting that the Company and CF&I had violated the CAA at the Pueblo Mill for a period extending over five years. On July 6, 2001, the presiding judge dismissed the suit. The Union has appealed the decision. The Company intends to defend this matter vigorously. While the Company does not believe the suit will have a material adverse effect on its results of operations, the result of litigation, such as this, is difficult to predict and an adverse outcome with significant penalties is possible. It is not presently possible to estimate the liability if there is ultimately an adverse determination on appeal.
..

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

         On December 30, 1997, the Union called off the strike and made an unconditional offer on behalf of its members to return to work. At the time of this offer, because CF&I had permanently replaced the striking employees, only a few vacancies existed at the Pueblo Mill. Since that time, vacancies have occurred and have been filled by formerly striking employees ("Unreinstated Employees"). As of June 30, 2002, approximately 708 Unreinstated Employees have either returned to work or have declined CF&I's offer of equivalent work. At June 30, 2002, approximately 222 Unreinstated Employees remain unreinstated.

         On February 27, 1998, the Regional Director of the National Labor Relations Board ("NLRB") Denver office issued a complaint against CF&I, alleging violations of several provisions of the National Labor Relations Act ("NLRA"). On August 17, 1998, a hearing on these allegations commenced before an Administrative Law Judge ("Judge"). Testimony and other evidence were presented at various sessions in the latter part of 1998 and early 1999, concluding on February 25, 1999. On May 17, 2000, the Judge rendered a decision which, among other things, found CF&I liable for certain unfair labor practices and ordered as remedy the reinstatement of all 1,000 Unreinstated Employees, effective as of December 30, 1997, with back pay and benefits, plus interest, less interim earnings. Since January 1998, the Company has been returning unreinstated strikers to jobs, as positions became open. As noted above, there were approximately 222 unreinstated strikers as of June 30, 2002. On August 2, 2000, CF&I filed an appeal with the NLRB in Washington, D.C. A separate hearing concluded on February 2000, with the judge for that hearing rendering a decision on August 7, 2000, that certain of the Union's actions undertaken since the beginning of the strike did constitute misconduct and violations of certain provisions of the NLRA. The Union has appealed this determination to the NLRB. In both cases, the non-prevailing party in the NLRB's decision will be entitled to appeal to the appropriate U.S. Circuit Court of Appeals. CF&I believes both the facts and the law fully support its position that the strike was economic in nature and that it was not obligated to displace the properly hired replacement employees. The Company does not believe that final judicial action on the strike issues is likely for at least two to three years.

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

GUARANTEES

         As of June 30, 2002, Oregon Steel had payable to outside parties $228.3 million principal amount of 11% First Mortgage Notes ("Notes") due 2003. The Company and CF&I (collectively "Guarantors") guaranteed the obligations of Oregon Steel under the Notes, and those guarantees were secured by a lien on substantially all of the property, plant and equipment and certain other assets of the Guarantors, excluding accounts receivable and inventory.

         In addition, as of June 30, 2002, Oregon Steel maintained a $75 million revolving credit facility that was collateralized, in part, by the Guarantors' accounts receivable and inventory, and was guaranteed by the Guarantors.

         On July 15, 2002 Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("New Notes") in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The Company and CF&I remain Guarantors on the New Notes. The existing credit agreement was replaced with a new $75 million credit facility that will expire in June 30, 2005. Oregon Steel, the Company, CF&I, and Colorado and Wyoming Railway Company, are each borrowers under the new $75 million credit facility. As of July 31, 2002, $6.7 million was restricted under outstanding letters of credit.

LIQUIDITY

         CF&I experienced a net loss for the six months ended June 30, 2002. Contributing to the adverse results was the interest paid by CF&I to Oregon Steel for its financing and the write-off of impaired goodwill associated with the adoption of SFAS No. 142. CF&I has been able to fulfill its needs for working capital and capital expenditures, due in part to the financing arrangement with Oregon Steel. CF&I expects that operations will continue for the remainder of 2002, with the realization of assets and discharge of liabilities in the ordinary course of business. CF&I believes that its prospective needs for working capital and capital expenditures will be met from cash flows generated by operations and borrowings pursuant to the financing arrangement with Oregon Steel. If operations are not consistent with management's plans, there is no assurance that the amounts from these sources will be sufficient for such purposes. Oregon Steel is not required to provide financing to CF&I and, although the demand for repayment of the obligation in full is not expected during 2002, Oregon Steel may demand repayment of the loan at any time. If Oregon Steel were to demand repayment of the loan, it is not likely that CF&I would be able to obtain the external financing necessary to repay the loan or to fund its capital expenditures and other cash needs and, if available, that such financing would be on terms satisfactory to CF&I.

4.       GOODWILL AND INTANGIBLE ASSETS
         ------------------------------

         Effective January 1, 2002, CF&I adopted SFAS No.142, "GOODWILL AND OTHER INTANGIBLE ASSETS." As part of this adoption, the Company ceased amortizing all goodwill and assessed goodwill for possible impairment. As an initial step, the Company tested goodwill impairment within CF&I, the only reporting unit.

         As required under the transitional accounting provisions of SFAS No. 142, CF&I completed the steps required to identify and measure goodwill impairment at CF&I. This reporting unit was measured for impairment by comparing implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. As a result, the entire goodwill at CF&I was written off during the first quarter of 2002 in the amount of $31.9 million and was recognized as a cumulative effect of a change in accounting principle. Historical earnings and applying an earnings multiple resulted in the identification of an impairment that was recognized at the reporting units. The implementation of SFAS No. 142 required the use of judgements, estimates and assumptions in the determination of fair value and impairment amounts related to the required testing. Prior to adoption of SFAS No. 142, CF&I had historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment.

         Additionally, pursuant to SFAS No. 142, CF&I completed its reassessment of finite intangible asset lives, which consists of proprietary technology at CF&I. Based on this reassessment, no adjustment was needed on the proprietary technology. CF&I does not have any other acquired intangible assets, whether finite or indefinite-lived assets.

         Listed below are schedules describing the goodwill and intangibles of CF&I. Also included is a pro-forma report of what adjusted earnings would have been if amortization had not taken place for the three and six months ended June 30, 2002 and for the years ended December 31, 2001, 2000, and 1999.

GOODWILL - ADOPTION OF SFAS NO. 142
-----------------------------------

         The changes in the carrying amount of goodwill for the quarter ended June 30, 2002 are as follows:

                                                                 (IN THOUSANDS)

             Balance as of January 1, 2002                           $ 31,863

             Goodwill written off related to adoption
                of SFAS No. 142                                       (31,863)
                                                                     --------

             BALANCE AS OF JUNE 30, 2002                             $      -
                                                                     ========



ACQUIRED INTANGIBLE ASSETS (FN1)
--------------------------------

                                                           AS OF JUNE 30, 2002
                                                    ------------------------------------
                                                    GROSS CARRYING           ACCUMULATED
                                                     AMOUNT                 AMORTIZATION
                                                    --------------          ------------
                                                                (IN THOUSANDS)
        AMORTIZED INTANGIBLE ASSETS:
        ----------------------------
             Proprietary Technology                     $1,892                    $(726)
                                                        ======                    =====

        AGGREGATE AMORTIZATION EXPENSE:
        -------------------------------
             For the year ended 12/31/99                  $122
             For the year ended 12/31/00                  $122
             For the year ended 12/31/01                  $122
             For the three months ended 6/30/02            $31
             For the six months ended 6/30/02              $61





        ESTIMATED AMORTIZATION EXPENSE:
        ------------------------------
            For the year ended 12/31/02                   $122
            For the year ended 12/31/03                   $122
            For the year ended 12/31/04                   $122
            For the year ended 12/31/05                   $122
            For the year ended 12/31/06                   $122

         (FN1) Weighted average amortization period is 16 years.



                                    FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------   ---------------------------------
                                          2002                2001            2002                  2001
                                       ---------            ---------     ----------              ---------

Goodwill amortization                  $     --             $   (255)      $     --               $   (510)
                                       --------             --------       --------               --------

Net income (loss)                         2,686               (4,669)       (26,938)               (12,738)
Add back:  Goodwill amortization             --                  255             --                    510
                                       --------             --------       --------               --------

Adjusted net income (loss)             $  2,686             $ (4,414)      $(26,938)              $(12,228)
                                       ========             ========       ========               ========



                                                FOR THE YEARS ENDED,
                                       -----------------------------------------
                                          1999            2000            2001
                                       ---------       ---------       ---------

Goodwill amortization                  $ (1,020)       $ (1,020)       $ (1,020)
                                       --------        --------        --------

Net income (loss)                       (24,965)         (9,259)        (22,620)
Add back:  Goodwill amortization          1,020           1,020           1,020
                                       --------        --------        --------
Adjusted net income (loss)             $(23,945)       $ (8,239)       $(21,600)
                                       ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

         The following information contains forward-looking statements, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements made in this report that are not statements of historical fact are forward-looking statements. Forward-looking statements made in this report can be identified by forward-looking words such as, but not limited to, "expect," "anticipate," "believe," "intend," "plan," "seek," "estimate," "continue," "may," "will," "would," "could," and similar expressions. These forward-looking statements are subject to risks and uncertainties and actual results could differ materially from those projected. These risks and uncertainties include, but are not limited to, general business and economic conditions; competitive products and pricing, as well as fluctuations in demand; the supply of imported steel and subsidies provided by foreign governments to support steel companies domiciled in their countries; changes in U.S. or foreign trade policies affecting steel imports or exports; potential equipment malfunction; work stoppages; plant construction and repair delays; reduction in electricity supplies and the related increased costs and possible interruptions of supply; changes in the availability and costs of raw materials and supplies used by the Company; costs of environmental compliance and the impact of governmental regulations; risks related to the outcome of the pending union dispute; and failure of the Company to predict the impact of lost revenues associated with interruption of the Company's, its customers' or suppliers' operations.

         The New CF&I, Inc. ("Company") consolidated financial statements include the accounts of CF&I Steel, L.P. ("CF&I"), a 95.2% owned subsidiary, and the Colorado and Wyoming Railway Company, a wholly-owned short-line railroad, serving principally the steel mill in Pueblo, Colorado ("Pueblo Mill"). For the three and six months ended June 30, 2002, sales of CF&I were 97.9% and 97.8%, respectively, compared to 98.2% and 98.0% for corresponding periods in 2001, of the consolidated sales of the Company. For the three and six months ended June 30, 2002, cost of sales of CF&I were 98.3% and 98.1%, respectively, compared to 98.4% and 98.2% for the same periods in 2001, of the consolidated cost of sales of the Company.

Results of Operations
---------------------

         The following table sets forth for the Company tonnage sold, sales and average selling price per ton:

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                        ------------------------      ------------------------
                                           2002            2001           2002          2001
                                        ----------     ---------      ---------      ---------
Tonnage sold:
    Rail                                  101,200         55,500        199,900        110,600
    Rod and Bar                           109,300        100,000        220,200        206,100
    Seamless Pipe (FN)                      7,000         37,900          9,300         67,100
    Semi-finished                           2,500          1,500          2,600          4,200
                                         --------       --------       --------       --------
      Total                               220,000        194,900        432,000        388,000
                                         ========       ========       ========       ========

Product sales (in thousands): (FN2)      $ 82,947       $ 77,377       $160,827       $147,955
Average selling price per ton: (FN2)     $    377       $    397       $    372       $    381

(FN1)The Company suspended operation of the seamless pipe mill in November of 2001; operations of the mill resumed in April 2002.

(FN2)Product sales and average selling price per ton exclude freight revenues in the three and six months ended June 30, 2002 and 2001, and the sale of electricity in the three and six months ended June 30, 2001.

_______________

         SALES. The Company's consolidated sales increased $4.3 million, or 5.2%, to $86.5 million, and $9.1 million, or 5.7%, to $168.0 million for the three and six months ended June 30, 2002, respectively, over the same periods in 2001. For the three and six months ended June 30, 2002, the Company shipped 220,000 tons and 432,000 tons of rail, rod and bar, seamless pipe and semi-finished products at an average selling price of $377 and $372 per ton, compared to 194,900 tons and 388,000 tons of product at an average selling price of $397 and $381 per ton for the same periods in 2001. The increase in shipments is a result of an increase in rail and rod and bar product shipments, partially offset by a decrease in seamless pipe and semi-finished shipments. The decrease in average selling price is a result of the shift in product mix from seamless pipe to the Company's rail and rod and bar products. Average selling prices for rail and rod and bar products increased, as compared to the corresponding periods in 2001; however, a decrease in average selling price still occurred due to significantly reduced seamless pipe sales, the highest average selling price of the Company's products. Freight revenue decreased in response to product mix and customer preference on shipping. There were no sales of electricity in the first six months ended June 30, 2002, compared to $2.2 million for the same period in 2001.

         GROSS PROFITS. The Company's gross profit was $14.5 million and $28.2 million for the three and six months ended June 30, 2002, or 16.7% and 16.8%, compared to $8.6 million and $13.1 million, or 10.5% and 8.3%, for the same periods in 2001. The increase of $5.9 million and $15.1 million, respectively, was primarily attributed to increased profitability in rail and rod and bar products, which was the result of lower semi-finished steel ("billets") costs and an increase in average product selling price, offset in part by a decrease in electricity sales.

          SELLING, GENERAL & ADMINISTRATIVE. The Company's selling, general and administrative expenses ("SG&A") of $5.9 million for the three months ended June 30, 2002 decreased by 5.2%, from $6.2 million for the same period in 2001. For the six months ended June 30, 2002, SG&A expenses were $11.4 million, the same as compared to the corresponding period of 2001. SG&A expenses decreased in the second quarter primarily due to reduced shipping costs.

          INTEREST EXPENSE. Total interest expense of $6.5 million and $13.3 million for the three and six months ended June 30, 2002 decreased by 8.8% and 6.5%, from $7.1 million and $14.3 million, respectively, for the same periods of 2001. Lower interest expense is due to a decrease in the average borrowing outstanding for the 2002 periods.

          INCOME TAX EXPENSE. The Company's effective income tax rate was 47.2% for the six months ended June 30, 2002, as compared to a tax benefit of 36.3% for the corresponding period in 2001. The effective income tax rate for the second quarter of 2002 varied principally from the combined state and federal statutory rate due to an increase in the valuation allowance for state tax credit carry-forwards and non-deductible fines and penalties.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow provided by operations for the six months ended June 30, 2002 was $26.9 million compared to $2.7 million cash flow used by operations for the corresponding period of 2001. The items primarily affecting the $29.6 million increase in cash flow include a non-cash provision for deferred income taxes of $6.4 million, a decrease in net receivables of $7.6 million in 2002 versus an increase of $6.2 million in 2001, and a positive income before the cumulative effect of change in accounting principle of $2.7 million for the first six months of 2002 versus a net loss of $7.4 million for the first six months of 2001. A non-cash transaction during the first quarter of 2002 relating to the write-off of $31.9 million worth of goodwill resulted in a cumulative effect of change in accounting principle of $19.1 million (net of $11.3 million tax and $1.5 million of minority interest).

         During the six months of 2002, the Company expended approximately $3.8 million, excluding capitalized interest, on capital projects.

         Borrowing requirements for capital expenditures and other cash needs, both short-term and long-term, are provided through a loan from Oregon Steel. As of June 30, 2002, $210.5 million of aggregate principal amount of the loan was outstanding, all of which was classified as long-term. The loan includes interest on the daily amount outstanding at the rate of 11.6%. The principal is due on demand or, if no demand is made, due December 31, 2004. Interest on the principal amount of the loan is payable monthly. Because the loan from Oregon Steel is due on demand, the applicable interest rate is effectively subject to renegotiation at any time, and there is no assurance the interest rate will not be materially increased in the future.

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

         Term debt of $67.5 million was incurred by the Company as part of the purchase price of the Pueblo Mill on March 3, 1993. This debt is without stated collateral and is payable over 10 years with interest at 9.5%. As of June 30, 2002, the outstanding balance on the debt was $9.9 million, of which the entire amount was classified as short-term.

         As of June 30, 2002, Oregon Steel had $228.3 million principal amount of 11% First Mortgage Notes ("Notes") due 2003, payable to outside parties. The Company and CF&I (collectively, "Guarantors") have guaranteed the obligations of Oregon Steel under the Notes, and those guarantees were secured by a lien on substantially all of the Guarantors' property, plant and equipment and certain other assets, excluding accounts receivable and inventory.

         In addition, Oregon Steel maintains a $75 million revolving credit facility that is collateralized, in part, by the Guarantors' accounts receivable and inventory, and also guaranteed by the Guarantors.

         On July 15, 2002 Oregon Steel issued $305 million of 10% First Mortgage Notes due 2009 ("New Notes") in a private offering at a discount of 98.772% and an interest rate of 10%. Interest is payable on January 15 and July 15 of each year. The proceeds of this issuance were used to redeem Oregon Steel's 11% First Mortgage Notes due 2003 (including interest accrued from June 16, 2002 until the redemption date of August 14, 2002), refinance its existing credit agreement, and for working capital and general corporate purposes. The Company and CF&I remain Guarantors on the New Notes. The existing credit agreement was replaced with a new $75 million credit facility that will expire on June 30, 2005. Oregon Steel, the Company, CF&I, and Colorado and Wyoming Railway Company are each borrowers under the new $75 million credit facility. As of July 31, 2002, $6.7 million was restricted under outstanding letters of credit.




ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No material changes.

PART II   OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

      See Part 1, Item 1 "Notes to Consolidated Financial Statements - Note 3, Contingencies" for discussion of (a) the lawsuit initiated by the Union alleging violations of the CAA, (b) the negotiations with CDPHE and EPA regarding environmental issues at CF&I, and (c) the status of the labor dispute at CF&I.

      The Company is party to various other claims, disputes, legal actions and other proceedings involving contracts, employment and various other matters. In the opinion of management, the outcome of these matters should not have a material adverse effect on the consolidated financial condition of the Company.

      The Company maintains insurance against various risks, including certain types of tort liability arising from the sale of its products. The Company does not maintain insurance against liability arising out of waste disposal, or on-site remediation of environmental contamination because of the high cost of that coverage. There is no assurance that the insurance coverage carried by the Company will be available in the future at reasonable rates, if at all.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             (a)   Exhibits
                          None
             (b)   Reports on Form 8-K

                   On June 26, 2002, a Form 8-K was filed by New CF&I, Inc. and CF&I Steel, L.P. in relation to a transitional note disclosure for the adoption of SFAS No. 142.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           NEW CF&I, INC.


Date:  August 13, 2002                                   /s/  Jeff S. Stewart
                                                        -----------------------
                                                            Jeff S. Stewart
                                                          Corporate Controller



                                                          CF&I STEEL, L.P.
                                                         By:  New CF&I, Inc.
                                                           General Partner



Date:  August 13, 2002                                  /s/  Jeff S. Stewart
                                                       ------------------------
                                                           Jeff S. Stewart
                                                         Corporate Controller
                                                            New CF&I, Inc.